Form 10-Q
period 1995-03-31
COACHMAN INC
filed 1995-05-16
CIK 816249

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1995
                                    OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

                       Commission file number 1-9593

                           COACHMAN INCORPORATED
          (Exact name of registrant as specified in its charter)

     Delaware                                73-1244422
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

             301 N.W. 63rd, Suite 500, Oklahoma City, OK 73116
     (Address of principal executive offices)               (Zip Code)
                              (405)-840-4667
            Registrant's telephone number, including area code

                              Not applicable
           (Former name, former address and former fiscal year,
                        changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes __X__    No _____

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.    Yes ____    No __X___

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding at March 31, 1995
     Common Stock, $.01 par value       8,287,142 shares




                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


     The following financial statements, in the opinion of management, reflect all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of results of operations for such periods. Results for interim periods should not be considered indicative of results for a full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Position

March 31, 1995 and December 31, 1994

During the First Quarter of 1995 current Assets decreased $3,250 due to normal business. Other Assets decreased by $45,968 due to Amortization of Goodwill of $10,377, repayment of Notes Receivable of $8,626, Amortization of Deferred Costs of $3,966 and a decrease in Other Assets of $6,492.

During the First Quarter of 1995 Total Liabilities increased by $29,364 due primarily to an increase in Accrued Liabilities. Accounts payable trade decreased by $10,563.

During the Quarter the Corporation issued 857,142 shares of Common Stock for $200,000. The stock was sold under an exemption from registration under Regulation S. The proceeds were used primarily to purchase merchandise for the retail stores and general corporate purposes.

Material Changes in Results of Operations

Quarter Ended March 31, 1995 compared to Quarter Ended March 31, 1994.

The Retail Operations were Sales of $253,259; Cost of Goods Sold of $115,641 or 46%; Operating Expenses of $155,720 and Loss from Retail Operations of $18,102 compared to a profit of $21,191 in 1994. The gross margins of 54% are in line with the Corporations goals. Overall sales and income were low due to low inventory levels. The proceeds of the Regulation
S stock offering should help, however, additional financing to bring inventory levels to $500,000 is needed.

General and Administrative Expenses decreased by $55,540 due to downsizing of management and administrative personnel. Additional savings are planned for the balance of the year. Depreciation and Amortization increased by $29,428 due primarily to Amortization of Goodwill.

                        PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

The Corporation is not a party to any current, pending or threatened material legal proceedings. The Corporation's subsidiary Caribbean Outfitters, Inc. is a party to a number of suits related to the closing of all Florida Operations. In the opinion of management none of these will effect the corporation.

                                SIGNATURES

                                 FORM 10-Q


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COACHMAN INCORPORATED
                         (Registrant)



May 15, 1995             By:   /s/ Dennis D. Bradford
                         Dennis D. Bradford
                         Chairman of the Board
                         Chief Financial Officer

COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994

                                   March 31,  December 31,
                                    1995           1994
                                    -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash                             $42,123    $32,777
  Accounts Receivable:
    Trade                          19,387     25,317
    Related parties                     2,657             2,658
  Notes Receivable
    Officer                             27,619     27,619
    Affiliates                          35,702     35,702
  Inventory                             217,409   228,855
  Marketable equity securities               168,750        168,750
  Prepaid Expenses                      13,150       1,884
                                    -----------     -----------
Total Current Assets                         526,797    523,562

OTHER ASSETS:
  Property and equipment, net of accumulated
    depreciation of $340,210 in 1995 and
    $321,969 in 1994                         325,513    343,759
  Goodwill:
    Retail operations, net of accumulated amortization
      of $54,765 in 1995 and $44,449 in 1994 1,058,950      1,069,267
    Time share operations                      261,201        261,201
  Notes receivable:
    Officer                               94,447     92,767
    Affiliates                          428,030    436,656
  Investment in condominium time-share memberships       60,000                   60,000
  Investments in affiliated entities                 30,638         30,638
  Deferred costs, net of accumulated amortization
    of $39,901 in 1995 and $35,936 in 1994      39,401    43,367
  Deposits                                67,344     67,345
  Other                              28,163     34,655
                                    -----------     -----------
Total Other Assets                      2,393,687       2,439,655
                                    -----------     -----------
TOTAL ASSETS                       $2,920,484      $2,963,217
                                    ===========  ===========


LIABILITIES:

CURRENT LIABILITIES:
  Notes payable:
    Related party                       $154,150    $154,150
    Other                            139,190          139,189
  Current maturities of long-term debt       289,785     289,785
  Accounts payable:
    Trade                          646,564     657,127
    Related parties                     68,771        58,771
  Accrued liabilities:
    Commission                     30,000      30,000
    Taxes                          16,158      15,112
    Interest                            217,266   195,128
    Other                          131,386   124,644
                                   -----------    -----------
Total Current Liabilities                    1,693,270      1,663,906

LONG-TERM DEBT                339,195   339,196

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; authorized
    200,000 shares; issued and outstanding             48         48

    4,750 shares at March 31, 1995
  Common Stock, $.01 par value; authorized   82,781    74,210
    25,000,000 shares, issued and outstanding
    8,278,142 shares at March 31, 1995 and
    7,421,000 in 1994
  Additional paid-in capital                 8,017,787      7,839,458

  Accumulated deficit                   (7,212,597)    (6,953,601)
                                   -----------    -----------
Total Stockholders' Equity                   888,019   960,115
                                   -----------    -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY            $2,920,484     $2,963,217
                                   ======================



COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                  THREE MONTHS ENDED

                              March 31,      March 31,
                              1995           1994
                              -----------         -----------
Revenues:
  Retail sales                     235,380        535,254
  Management fees from affiliates       15,586         15,538
  Time share commissions           2,293               --
                              -----------         -----------
                              253,259        550,792

Expenses:
  Cost of retail goods sold             115,641        264,802
  Retail operating expenses             155,720        249,261
  Time share commission expenses        6,372               --
  General and administrative       196,489        252,029
  Depreciation and amortization         39,015         9,587
                              -----------         -----------
                              513,237        775,679
                              -----------         -----------
Loss From Operations               (259,978)      (224,887)
                              -----------         -----------

Other Income (Expense):
  Interest income                  12,305         11,615
  Interest expense                 (24,118)       (15,462)
  Other income                12,795         --
  Other expense                    --             (2,067)
  Loss from retail store closings       --             --
                              -----------         -----------
                              982            (5,914)
                              -----------         -----------
Income (Loss) Before Income Taxes  (258,996)      (230,801)

Income Taxes                  --             --
                              -----------         -----------

Net Income (Loss)                  (258,996)      (230,801)
                              ===========    ===========


Net Income (Loss) Per Common Share:
  Primary                     (0.03)              (0.04)
  Fully Diluted                    (0.03)              (0.04)

Weighted Average Shares Outstanding:
  Primary                     7,844,809           5,812,500
  Fully Diluted                    8,433,559           5,812,500


COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                          THREE MONTHS ENDED
                                   March 31,      March 31,
                                   1995           1994
                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     (258,996)      (230,801)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
  Depreciation and amortization              39,015         9,587
  Partnership loss                                     3,258
  (Increase) Decrease in Accounts receivable-trade            5,930   (1,360)
  (Increase) Decrease in Inventory           11,446         908
  (Increase) Decrease in Prepaids and Other  (4,774)        0
  Increase (Decrease) in Accounts payable and
    Accrued liabilities                 29,363         105,257
                                   -----------         -----------
Net Cash Provided by (Used in)
  Operating Activities                  (178,016)      (113,151)
                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan repayments from affiliates        8,628               17,454
  Capital expenditures                  (6,486)        (14,660)
  Loans to officers                     (1,680)        18,959
                                   -----------         -----------
Net Cash Provided by (Used in)
  Investing Activities                           462        21,753
                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                   186,900        0
  Principal payments on note payable
    and long-term debt                  0              (14,813)
                                   -----------         -----------
Net Cash Provided by (Used in)
  Financing Activities                  186,900        (14,813)
                                   -----------         -----------
Net Increase (Decrease) in Cash              9,346               (106,211)

CASH, beginning of period                    32,777         174,969
                                   -----------         -----------
CASH, end of period                42,123         68,758
                                   ===========    ===========



COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1995


                                   Net Unreal-
                                   ized Gains
                         Paid-in        (Losses) on
                         Capital        Noncurrent               Total
               Preferred Common    in Excess      Marketable     Accumulated    Stockholder
               Stock     Stock     of Par         Securities          Deficit        Equity
               -----------    -----------    -----------         -----------         -----------         -----------
Balance - December 31, 1993
               $0   $58,125   $6,921,143     $60,938        ($5,788,954)   $1,251,252

Common Stock Issued      16,085    443,323                            459,408
Preferred Stock Issued   48        474,992                            475,040

Net Unrealized loss on noncurrent
  marketable equity securities                         (60,938)                 (60,938)

Net loss for 1994                                      (1,164,647)    (1,164,647)
               -----------    -----------    -----------         -----------         -----------         -----------
Balance - December, 31, 1994  $48  $74,210   $7,839,458     $0        ($6,953,601)   $960,115

Common Stock Issued      8,571     178,329                            186,900

Net loss for the three months
  ended March 31, 1995                                 (258,996)      (258,996)
               -----------    -----------    -----------         -----------         ------------        ----------
Balance - March 31, 1995 $48  $82,781   $8,017,787     $0        ($7,212,597)   $888,019
               ==========================    ========= ==========================