Form 10-Q/A
period 1995-03-31
COACHMAN INC
filed 1995-08-14
CIK 816249

FORM 10-Q (AMENDED)

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

     Class                         Outstanding at March 31, 1995
     Common Stock, $.01 par value       8,278,142 shares




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





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Position

March 31, 1995 and December 31, 1994

During the First Quarter of 1995 current Assets decreased $3,203 due to normal business. Other Assets decreased by $27,319 due to repayment of Notes Receivable of $6.946, Amortization of Deferred Costs of $2,125 and a decrease in Other Assets of $18,247.

During the First Quarter of 1995 Total Liabilities increased by $29,362 due primarily to an increase in Accrued Liabilities. Accounts payable trade decreased by $10,563.

During the Quarter the Corporation issued 857,142 shares of Common Stock for $200,000. The stock was sold under an exemption from registration under Regulation S. The proceeds were used primarily to purchase merchandise for the retail stores and general corporate purposes.

Material Changes in Results of Operations

Quarter Ended March 31, 1995 compared to Quarter Ended March 31, 1994.

The Retail Operations were Sales of $235,380; Cost of Goods Sold of $115,641 or 50%; Operating Expenses of $155,720 and Loss from Retail Operations of $32,981 compared to a profit of $21,191 in 1994. The gross margins of 50% are in line with the Corporations goals. Overall sales and income were low due to low inventory levels. The proceeds of the Regulation S stock offering should help, however, additional financing to bring inventory levels to $500,000 is needed.

General and Administrative Expenses decreased by $55,508 due to downsizing of management and administrative personnel. Additional savings are planned for the balance of the year. Depreciation and Amortization increased by $29,428 due primarily to Amortization of Goodwill.



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

                            FORM 10-Q (AMENDED)


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COACHMAN INCORPORATED
                         (Registrant)



August 14, 1995          By:   /s/ Dennis D. Bradford
                         Dennis D. Bradford
                         Chairman of the Board
                         Chief Financial Officer



COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994

                                             March 31,   December 31,
                                               1995         1994
                                             ----------------------
ASSETS

CURRENT ASSETS:
Cash                                         $   42,091  $   32,777
Accounts Receivable:
     Trade                                       19,387      25,317
     Related parties                              2,657       2,658
Notes Receivablable:
     Officer                                     27,619      27,619
     Affiliates                                  35,702      35,702
Inventory                                       217,409     228,855
Marketable equity securities                    168,750     168,750
Prepaid Expenses                                 13,150       1,884
                                             ----------------------
Total Current Assets                         $  526,765  $  523,562

OTHER ASSETS:
Property and equipment, net of accumulated
depreciation of $340,210 in 1995 and
$321,969 in 1994                             $  325,513  $  309,105
Notes receivable:
     Officer                                     94,447      92,767
     Affiliates                                 428,030     436,656
Investment in condominium time-share memberships 60,000      60,000
Investments in affiliated entities               30,638      30,638
Deferred costs, net of accumulated amortization
of $39,901 in 1995 and $35,936 in 1994           21,242      23,367
Deposits                                         67,344      67,345
Other                                                 0      34,655
                                             ----------------------
Total Other Assets                            1,027,214   1,054,533
                                             ----------------------
TOTAL ASSETS                                 $1,553,979  $1,578,095
                                             ======================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable:
     Related party                           $  154,150  $  154,150
     Other                                      139,190     139,189

Current maturities of long-term debt            289,785     289,785

Accounts payable:
     Trade                                      646,564     657,127
     Related parties                             68,771      58,771

Accrued liabilities:
     Taxes                                       16,158      15,112
     Interest                                   217,266     195,128
     Other                                      154,308     147,567
                                             ----------     ---------
Total Current Liabilities                     1,686,192   1,656,829

LONG-TERM DEBT                                  339,195     339,196

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; authorized
     200,000 shares; issued and outstanding          48          48
     4,750 shares at March 31, 1995
  Common Stock, $.01 par value; authorized       82,781      74,210
     25,000,000 shares, issued and outstanding
     8,278,142 shares at March 31, 1995 and
     7,421,000 in 1994
  Additional paid-in capital                  7,997,787   7,819,458
  Accumulated deficit                        (8,552,024) (8,311,646)
                                             ----------- -----------
Total Stockholders' Equity                     (471,408)   (417,930)

                                             ----------- -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,553,979   $1,578,095
                                            ===========  ===========























COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                        THREE MONTHS ENDED

                                        March 31,      March 31,
                                        1995           1994
                                        -----------    -----------
Revenues:
  Retail sales                           235,380        535,254
  Management fees from affiliates         15,586         15,538
  Time share commissions                  2,293          --
                                        -----------    -----------
                                         253,259        550,792

Expenses:
  Cost of retail goods sold              115,641        264,802
  Retail operating expenses              155,720        249,261
  Time share commission expenses           6,372          --
  General and administrative             196,521        252,029
  Depreciation and amortization           20,365          9,587
                                        -----------    -----------
                                         494,619        775,679
                                        -----------    -----------
Loss From Operations                    (241,360)      (224,887)
                                        -----------    -----------

Other Income (Expense):
  Interest income                         12,305         11,615
  Interest expense                       (24,118)       (15,462)
  Other income                            12,795         --
  Other expense                           --             (2,067)
  Loss from retail store closings         --
                                        ----------     -----------
                                             982         (5,914)
                                        -----------    -----------
Income (Loss) Before Income Taxes       (240,378)      (230,801)

Income Taxes                              --             --
                                        -----------    -----------
Net Income (Loss)                       (240,378)      (230,801)
                                        ===========    ===========

Net Income (Loss) Per Common Share:
  Primary                               (0.03)         (0.04)
  Fully Diluted                         (0.03)         (0.04)
Weighted Average Shares Outstanding:
  Primary                               7,844,809      5,812,500
  Fully Diluted                         8,433,559      5,812,500











COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                        THREE MONTHS ENDED

                                        March 31,      March 31,
                                        1995           1994
                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     (240,378)      (230,801)

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
  Depreciation and amortization           20,365          9,587
  Partnership loss                            0           3,258
  (Increase) Decrease in Accounts
     receivable-trade                     5,930          (1,360)
  (Increase) Decrease in Inventory       11,446             908
  (Increase) Decrease in Prepaids
     and Other                           23,389               0
  Increase (Decrease) in Accounts payable and
    Accrued liabilities                  29,362         105,257
                                       -----------     -----------

Net Cash Provided by (Used in)
  Operating Activities                 (149,886)       (113,151)
                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan repayments from affiliates     8,628          17,454
  Capital expenditures                  (34,648)        (14,660)
  Loans to officers                      (1,680)         18,959
                                       -----------     -----------

Net Cash Provided by (Used in)
  Investing Activities                  (27,700)         21,753
                                       -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock              186,900               0
  Principal payments on note payable
    and long-term debt                        0         (14,813)
                                       -----------     -----------
Net Cash Provided by (Used in)
  Financing Activities                  186,900         (14,813)
                                       -----------     -----------

Net Increase (Decrease) in Cash           9,314        (106,211)

CASH, beginning of period                32,777         174,969
                                       -----------     -----------
CASH, end of period                      42,091          68,758
                                       ===========     ===========




COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1995


                              Net Unreal-
                              ized Gains
                              (Losses) on
                   Paid-in    Noncurrent
                   Capital    Marketable                       Total
Preferred Common   in Excess  Equity        Accumulated     Stockholders
Stock     Stock    of Par     Securities     Deficit          Equity
--------  -------  ---------  -----------   -------------   ------------
Balance
December 31, 1993
$0        $58,125  $6,921,143     $60,938   ($5,788,954)    $1,251,252

Common Stock Issued
           16,085     443,323                                  459,408
Preferred Stock Issued
48                    474,992                                  475,040

Net Unrealized loss on noncurrent
  marketable equity securities   (60,938)                      (60,938)

Net loss for 1994                           (2,522,692)     (2,522,692)
--------  -------- ----------- ---------- -------------     -----------
Balance
December, 31, 1994
$48       $74,210  $7,819,458         $0   ($8,311,646)      $(397,930)

Common Stock Issued
            8,571     178,329                                  186,900
Net loss for the three months
  ended March 31, 1995                        (240,378)       (240,378)
-------- -------- ----------- ----------  -------------     -----------
Balance
March 31, 1995
$48       $82,781  $7,997,787         $0   ($8,552,024)      ($451,408)
======= =========  ========== ==========   ============     ===========
