Form 10-Q
period 1995-06-30
COACHMAN INC
filed 1995-08-14
CIK 816249

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1995
                             OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____    No __X__


           APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding at June 30, 1995
     Common Stock, $.01 par value       8,278,142 shares






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

Material Changes in Financial Position
June 30, 1995 and December 31, 1994

From December 31, 1994 through June 30, 1995 current Assets decreased $117,433 due to decrease in cash of $10,200 and inventory of $61,063. During the quarter the Company also sold $56,250 of the ILEX stock which it held. Other Assets decreased by $54,590 due to repayment of Notes Receivable of $17,449, Amortization of Deferred Costs of $4,249 and a decrease in Other Assets of $32,892.

From December 31, 1994 through June 30, 1995 Total Liabilities increased by $101,199 due primarily to an increase in Accrued Liabilities.

On May 19, 1995 the Corporation executed a letter of intent for the purchase of Olympic Mills Corporation, a vertical textile and clothing manufacturer in Puerto Rico. In 1994 Olympic Mills had sales in excess of $31,000,000 and net earnings in excess of $2,000,000. In order to proceed with the transaction the Corporation will have to secure a loan in an amount of $15,000,000 and raise new equity in an amount of at least $5,000,000. This acquisition will change the nature, size and business of the Corporation dramatically.

During July, 1995, the Corporation executed an agreement to purchase Olympic Mills Corporation for $12,500,000 cash, 6,000,000 shares of Common Stock and subordinated notes of $2,000,000. Closing is anticipated during the third quarter.

Material Changes in Results of Operations
Three Months  Ended June 30, 1995 compared to Three Months Ended
June 30, 1994.

The Retail Operations were Sales of $189,430; Cost of Goods Sold of $110,946 or 58%; Operating Expenses of $160,203 and Loss from Retail Operations of $81,719 compared to a profit of $43,606 in 1994. The gross margins of 42% are low compared with the Corporations goals. Overall sales and income were low due to low inventory levels. Additional financing to bring inventory levels to $500,000 is needed.





General and Administrative Expenses decreased by $97,806 due to downsizing of management and administrative personnel. Additional savings are planned for the balance of the year. Depreciation and Amortization increased interest, expense decreased and the corporation gained $17,309 on the sale of the ILEX stock.

Six Months Ended June 30, 1995 compared to Six Months Ended June 30,
1994.

Retail sales decreased by $578,742, cost of goods sold decreased by $267,042 operating expenses decreased by $29,203. For the six months Retail Operations lost $117,700 compared to a profit of $64,797 for the same period of 1994. General and Administrative Expenses decreased by $153,314 compared to the same period of 1994.



                PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

The Corporation is not a party to any current, pending or threatened material legal proceedings. The Corporation's subsidiary Caribbean Outfitters, Inc. is a party to a number of suits related to the closing of all Florida Operations. In the opinion of management none of these will effect the corporation.



Item 5.   Other Information.

On June 23, 1995 the Corporation executed an Agreement to Purchase Olympic Mills Corporation of Guaynabo, Puerto Rico. The purchase which should close during the third quarter of 1995 will significantly change the nature and size of the Corporations business.

On June 27, 1995 the Company entered into an agreement to acquire
Olympic Mills Corporation ("Olympic Mills"), a privately held vertically integrated textile and apparel manufacturing company in Puerto Rico. The purchase price is $12,500,000 cash, 6,000,000 shares of Common Stock of the Company and $2,000,000 of subordinated debt. Olympic Mills is Puerto Rico's leading manufacturer of underwear, t-shirts, school uniforms and polo shirts. Olympic Mills operates two vertical mills and a cut and sew operation. Olympic Mills had sales in excess of $31,000,000 in 1994 and net income of over $2,000,000. The acquisition agreement calls for a closing of August 31, 1995 with an extension to September 30, 1995 upon the Company paying an additional $100,000 in earnest money to the sellers.








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

                         COACHMAN INCORPORATED
                         (Registrant)



August 14, 1995          By:   /s/ Dennis D. Bradford
                         Dennis D. Bradford
                         Chairman of the Board
                         Chief Financial Officer



COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994

                                           June 30,    December 31,
                                             1995       1994
                                          ----------   ------------
ASSETS

CURRENT ASSETS:
Cash                                      $   22,577   $   32,777
Accounts Receivable:
     Trade                                    12,776       25,317
     Related parties                          12,657        2,658
Notes Receivablable:
     Officer                                  29,299       27,619
     Affiliates                               35,702       35,702
Inventory                                    167,792      228,855
Marketable equity securities                 112,500      168,750
Prepaid Expenses                               2,626        1,884
                                           ----------   ----------
Total Current Assets                      $  395,929   $  523,562

OTHER ASSETS:
Property and equipment, net of accumulated
depreciation of $357,707 in 1995 and
$320,145 in 1994                          $  308,016   $  309,105
Notes receivable:
     Officer                                  94,447      92,767
     Affiliates                              419,207     436,656
Investment in condominium time-share
     memberships                              60,000      60,000
Investments in affiliated entities            30,638      30,638
Deferred costs, net of accumulated amortization
of $24,184 in 1995 and $19,936 in 1994        19,118      23,367
Deposits                                      68,517      67,345
Other                                              0      34,655
                                           ----------  ----------
Total Other Assets                           999,943   1,054,533
                                           ----------  ----------
TOTAL ASSETS                              $1,395,872  $1,578,095
                                          =========== ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable:
     Related party                        $  154,150  $  154,150
     Other                                   124,092     139,189

Current maturities of long-term debt         289,785     289,785

Accounts payable:
     Trade                                   676,213     657,127
     Related parties                          82,071      58,771

Accrued liabilities:
     Taxes                                    15,594      15,112
     Interest                                238,178     195,128
     Other                                   177,945     147,567
                                           ----------  ---------
Total Current Liabilities                  1,758,028   1,656,829

LONG-TERM DEBT                               339,195     339,196

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; authorized
     200,000 shares; issued and outstanding       48          48
     4,750 shares at June 30, 1995
  Common Stock, $.01 par value; authorized    82,781      74,210
     25,000,000 shares, issued and outstanding
     8,278,142 shares at June 30, 1995 and
     7,421,000 in 1994
  Additional paid-in capital               7,997,787   7,819,458
  Accumulated deficit                     (8,781,967) (8,311,646)
                                          ----------- -----------
Total Stockholders' Equity                  (701,351)   (417,930)
                                          ----------- -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $1,395,872  $1,578,095
                                          ==========  ===========
























COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
AND THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                 THREE MONTHS ENDED       SIX MONTHS ENDED

                                 June 30,     June 30,    June 30,    June 30,
                                 1995         1994        1995        1994
                                 ---------    ---------   ---------   ---------
Revenues:
  Retail sales                   $ 189,430    $ 468,298   $ 424,810   $1,003,552
  Management fees from affiliates   17,720       18,293      33,306       33,831
  Time share commissions                --           --       2,293           --
                                 ----------   ----------  ----------  ----------
                                   207,150      486,591     460,409    1,037,383

Expenses:
  Cost of retail goods sold        110,946      228,827     226,587      493,629
  Retail operating expenses        160,203      195,865     315,923      445,126
  Time share commission expenses         0            0       6,372            0
  General and administrative       164,324      262,130     360,845      514,159
  Depreciation and amortization
                                 ----------   ----------  ----------   ----------
                                   455,097      692,709     949,716    1,468,388
                                 ----------   ----------  ----------   ----------
Loss From Operations              (247,947)    (206,118)   (489,307)    (431,005)
                                 ----------   ----------  ----------   -----------

Other Income (Expense):
  Interest income                   12,100       57,892      24,405       69,507
  Interest expense                 (22,811)     (55,417)    (46,929)     (70,879)
  Other income                      11,406            0      24,201            0
  Other expense                          0      (54,681)          0      (56,748)
  Gain on sale of security          17,309            0      17,309            0
                                 ----------    ----------  ----------   -----------
                                    18,004      (52,206)     18,986      (58,120)
                                 ----------    ----------  ----------   -----------

Income (Loss) Before Income
  Taxes                           (229,943)    (258,324)   (470,321)    (489,125)

Income Taxes                        --             --            --             --
                                 ----------    ----------  ----------   ----------

Net Income (Loss)                $(229,943)    $(258,324)  $(470,321)   $(489,125)

Net Income (Loss) Per Common Share:
  Primary                          (0.03)        (0.04)      (0.06)       (0.08)
  Fully Diluted                    (0.03)        (0.04)      (0.05)       (0.07)

Weighted Average Shares Outstanding:
  Primary                        8,062,668     6,341,000    8,062,668   6,341,000
  Fully Diluted                  8,651,418     6,929,750    8,651,418   6,929,750









COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               SIX MONTHS ENDED

                                             June 30,       June 30,
                                             1995           1994
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          (479,321)      (489,125)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
  Depreciation and amortization                39,989          5,887
  Partnership loss
   (Increase) Decrease in Accounts             12,541         (3,888)
     receivable-trade
  (Increase) Decrease in Inventory             61,063        (74,159)
  (Increase) Decrease in Prepaids and Other    32,741        (24,604)
  Increase (Decrease) in Accounts payable and
    Accrued liabilities                       116,296         222,585
                                             ---------       ---------
Net Cash Provided by (Used in)
  Operating Activities                       (207,691)       (360,046)
                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan repayments from affiliates           7,450          40,270
  Capital expenditures                        (34,651)       (140,111)
  Loans to officers                            (3,360)         17,307
  Sale of Security                             56,250               0
                                             ---------       ----------
Net Cash Provided by (Used in)
  Investing Activities                         25,689         (82,534)
                                             ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                    186,900         250,000
  Proceeds from note payable                        0          77,341
  Principal payments on note payable
    and long-term debt                        (15,098)              0
                                             ----------      ---------
Net Cash Provided by (Used in)
  Financing Activities                        171,802         327,341
                                             ----------      ---------
Net Increase (Decrease) in Cash               (10,200)       (115,239)

CASH, beginning of period                      32,777         174,969
                                             ----------      ---------
CASH, end of period                            22,577          59,730
                                             ==========      =========





COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                                             Net Unreal-
                                                             ized Gains
                                                             (Losses) on
                                               Paid-in       Noncurrent
                                               Capital       Marketable                    Total
                          Preferred  Common    in Excess     Equity         Accumulated    Stockholders
                          Stock      Stock     of Par        Securities     Deficit        Equity
                          ---------  -------   -----------   -----------    -------------  -----------
Balance
December 31, 1993         $0         $58,125   $6,921,143    $60,938         ($5,788,954)   $1,251,252

Common Stock Issued                   16,085      443,323                                      459,408
Preferred Stock Issued     48                     474,992                                      475,040

Net Unrealized loss on
  noncurrent marketable
  equity securities                                          (60,938)                          (60,938)

Partical Reduction-
  Deferred Loan Costs                             (20,000)                                     (20,000)

Net loss for 1994                                                            (2,522,692)     (2,522,692)
                         ------     --------   -----------  ---------       ------------    ------------
Balance
December, 31, 1994       $48        $74,210    $7,819,458         $0        ($8,311,646)      ($417,930)

Common Stock Issued                   8,571       178,329                                       186,900

Net loss for the six months
  ended June 30, 1995                                                          (470,321)       (470,321)
                         ------     --------   ----------   ---------       ------------     -----------
Balance
June 30, 1995            $48        $82,781   $7,997,787          $0        ($8,781,967)      ($701,351)
                         ======     ========  ===========   =========       =============    ===========