Form 10-Q
period 1995-09-30
COACHMAN INC
filed 1995-11-13
CIK 816249

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1995
                             OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

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

     Class                         Outstanding at September 30, 1995
Common Stock, $.01 par value             9,284,142 shares






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

THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THESE
FINANCIAL STATEMENTS AND SHOULD BE READ IN
CONJUNCTION WITH THEM.

Note 1: On June 27, 1995 the Corporation entered into an agreement to acquire Olympic Mills Corporation. The agreement was amended on August 31, 1995 and October 31, 1995 to extend the closing date to November 30, 1995. The purchase price is $12,500,000 cash, 6,000,000 shares of common stock and $2,000,000 in subordinated notes. The Corporation has on deposit as earnest money $250,000, included in Other Assets. Congress Credit Corporation has agreed to fund a portion of the purchase price through a $15,000,000 credit facility. The Corporation will raise the balance through the sale of Common and Preferred Stock.

Note 2: The Corporation holds an option to purchase the Hotel on the Cay in St. Croix, U.S.V.I. for $2,000,000, $250,000 of which has been earned through an earn out agreement. The option expires October
31, 1995 and at this time it is the intention of the Corporation to let the option expire.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Position
September 30, 1995 and December 31, 1994

From December 31, 1994 through September 30, 1995 current Assets decreased $160,012 due to decrease in cash of $8,231 and inventory of $99,395 and marketable equity securities of $112,500. Inventories decreased due to a decrease in activity at the Company's retail stores as the Company restructured its activities. This decrease in inventories, if not reversed, will further decrease the business potential of the Company retail operations. During the quarter the Company also sold $56,250 of the ILEX stock which it held. Other Assets increased by $220,322 due to repayment of Notes Receivable of $24,791 as notes were paid as agreed, Amortization of Deferred Costs of $6,373 and a increase in Other Assets of $268,301, $250,000 of which is the purchase deposit on Olympic Mills Corporation funded through the sale of common stock in a Private Placement.

From December 31, 1994 through September 30, 1995 Total Liabilities increased by $258,212 due primarily to an increase in Accrued Liabilities the majority of which relate to Caribbean Outfitters and Back Bay
Outfitters.

On June 27, 1995 the Company executed an agreement to purchase all of the stock of Olympic Mills Corporation ("Olympic Mills"). The agreement, which was amended on August 31, 1995 and October 31, 1995, calls for the acquisition to close on November 30, 1995. On July 10, 1995 the Company received a financing proposal from Congress Credit Corporation to partially finance the acquisition of Olympic Mills. On October 12, 1995 Congress Credit Corporation committed to fund up to $15,000,000 in the form of a $13,000,000 revolving line of credit and a $2,000,000 three year term loan.

In order to complete the acquisition of Olympic Mills Corporation the Corporation will be required to raise additional equity capital. This is being accomplished through the private placement of common and preferred stock. Since December 31, 1994 the Corporation has issued 857,142 shares of Common Stock. The Corporation is offering an additional 20,000,000 shares of Common Stock at $.40 per share through a Private Placement.

In order to have sufficient stock authorized to finance the growth of the Corporation the Board of Directors has proposed raising the authorized Common Stock of the Corporation from 25,000,000 shares to 50,000,000. Further, to position the Corporation to list its common stock on a national exchange the Board of Directors has proposed a reverse split of 1 share for 6 of the Common Stock contingent on simultaneous listing.

Material Changes in Results of Operations
Three Months Ended September 30, 1995 compared to Three Months
Ended September 30,1994.

The Retail Operations were Sales of $78,760; Cost of Goods Sold of
$45,272 or 57%; Operating Expenses of $135,245 and Loss from Retail
Operations of $101,757 compared to a profit of $24,533 in 1994. The gross margins of 43% are low compared with the Corporations goals.
Overall sales and income were low due to low inventory levels.
Additional financing to bring inventory levels to $500,000 is needed. The Corporation is evaluating the entire retail operation and its future viability. During the quarter the Corporation closed its entire retail administrative office in Florida. All functions were incorporated into the Oklahoma City office. This will mean an additional savings in operating costs of approximately $220,000 annually. The Corporation is negotiating to close one store in Aruba and the store in Tampa, Florida and have its subsidiaries released from the leases. Major changes in the retail operations are necessary to make them profitable. The inventory level is the most critical.

General and Administrative Expenses decreased by $26,241 due to downsizing of management and administrative personnel. Additional savings are planned for the balance of the year. The year 1995 proved to be the most active in terms of hurricanes. Over all, this effected the retail sales as tourist stayed out of the Caribbean Basin. Hurricane Marilyn devastated the island of St. Thomas and although the Caribbean Outfitter store sustained only minor damage, it was closed from early September until late October and tour travel is off significantly.

Nine Months Ended September 30, 1995 compared to Nine Months Ended September 30, 1994.

Retail sales decreased by $973,787, cost of goods sold decreased by $456,329, and operating expenses decreased by $208,668. For the six months Retail Operations lost $219,457 compared to a profit of $89,330 for the same period of 1994. General and Administrative Expenses decreased by $179,555 compared to the same period of 1994. The reasons for the results for nine months are similar to those for three months above.

Through the end of September the Corporation has been pursuing its cost saving and restructuring needed to continue operations. Retail stores have been closed and the retail administrative office in Florida has been closed. In order to fund operations and pursue the acquisition of Olympic Mills, the Corporation has sold 75,000 shares of ILEX stock and sold its own stock in two Private Placements. Management continues to evaluate all of the Corporations operations to look for savings or additional opportunities.


                PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

The Corporation is not a party to any current, pending or threatened material legal proceedings. The Corporation's subsidiary Caribbean Outfitters, Inc. is a party to a number of suits related to the closing of all Florida Operations and the scaling back of its retail operations. In the opinion of management none of these will effect the corporation directly.



Item 5.   Other Information.

On June 27, 1995 the Company entered into an agreement to acquire
Olympic Mills Corporation ("Olympic Mills"), a privately held vertically integrated textile and apparel manufacturing company in Puerto Rico. The purchase price is $12,500,000 cash, 6,000,000 shares of Common Stock of the Company and $2,000,000 of subordinated debt. Olympic Mills is Puerto Rico's leading manufacturer of underwear, t-shirts, school uniforms and polo shirts. Olympic Mills operates two vertical mills and a cut and sew operation. Olympic Mills had sales in excess of $31,000,000 in 1994 and net income of over $2,000,000. The acquisition agreement calls for a closing of August 31, 1995 with an extension to September 30, 1995 upon the Company paying an additional $100,000 in earnest money to the sellers. On August 31, 1995 and October 31, 1995 the Corporation executed Amendments to the agreement extending the closing date to November 30, 1995 and deposited an additional $50,000 in earnest money. Currently the total earnest money deposit totals $250,000.

The Corporation holds an option to purchase the Hotel on the Cay in St. Croix, U.S.V.I. Due to deterioration in the property, soft tourism market in St. Croix and damage to the property caused by Hurricane Marilyn the Corporation will not pursue executing the option if dramatic changes do not occur.








                         SIGNATURES

                         FORM 10-Q


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COACHMAN INCORPORATED
                         (Registrant)



November 10, 1995        By:   /s/ Dennis D. Bradford
                         Dennis D. Bradford
                         Chairman of the Board
                         Chief Financial Officer




COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
September 30, 1995 AND DECEMBER 31, 1994


                                                September 30,  December 31,
                                                1995           1994
                                                ----------     ----------
ASSETS

CURRENT ASSETS:
Cash                                               $24,546        $32,777
Accounts Receivable:
     Trade                                          11,314         25,317
     Related parties                                75,135          2,658
Notes Receivables:
     Officer                                        30,979         27,619
     Affiliates                                     35,702         35,702
Inventory                                          129,460        228,855
Marketable equity securities                        56,250        168,750
Prepaid Expenses                                        63          1,884
                                                ----------     ----------
Total Current Assets                              $363,449       $523,562

OTHER ASSETS:
Property and equipment, net of accumulated
depreciation of $374,605 in 1995 and
$320,145 in 1994                                  $291,118       $309,105
Notes receivable:
     Officer                                        94,448         92,767
     Affiliates                                    410,184        436,656
Investment in condominium time-share memberships    60,000         60,000
Investments in affiliated entities                  30,638         30,638
Deferred costs, net of accumulated amortization
of $26,308 in 1995 and $19,936 in 1994              16,994         23,367
Deposits                                            68,517         67,345
Other                                              302,956         34,655
                                                ----------     ----------
Total Other Assets                               1,274,855      1,054,533
                                                ----------     ----------
TOTAL ASSETS                                    $1,638,304     $1,578,095
                                                ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable:
     Related party                                $154,150       $154,150
     Other                                         164,092        139,189
Current maturities of long-term debt               289,785        289,785
Accounts payable:
     Trade                                         687,978        657,127
     Related parties                                96,671         58,771
Accrued liabilities:
     Taxes                                          13,927         15,112
     Interest                                      259,258        195,128
     Other                                         249,180        147,567
                                                ----------     ----------
Total Current Liabilities                        1,915,041      1,656,829

LONG-TERM DEBT                                     339,195        339,196

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; authorized
    200,000 shares; issued and outstanding              48             48
    4,750 shares at June 30, 1995
  Common Stock, $.01 par value; authorized          92,841         74,210
    25,000,000 shares authorized;
    9,284,142 shares outstanding 1995
    and 7,421,000 shares outstanding in 1994
  Stock Warrants; 1,000,000 authorized;             90,000
  Additional paid-in capital                     8,294,054      7,819,458
  Accumulated deficit                           (9,092,875)    (8,311,646)
                                                ----------     ----------
    Total Stockholders' Equity                    (615,932)      (417,930)
                                                ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,638,304     $1,578,095
                                                ==========     ==========





COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
AND THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                              THREE MONTHS ENDED
SIX MONTHS ENDED
                                   Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                     1995       1994       1995       1994
                                   ---------  ---------  ---------  ----------
Revenues:
  Retail sales                     $  78,760  $ 473,805  $ 503,570  $1,477,357
  Management fees from affiliates     19,662     20,760     52,968      54,591
  Time share commissions                   0          0      2,293           0
                                   ---------  ---------  ----------  ---------
                                      98,422    494,565    558,831   1,531,948
Expenses:
  Cost of retail goods sold           45,272    234,559    271,859     728,188
  Retail operating expenses          135,245    214,713    451,168     659,839
  Time share commission expenses           0       --        6,372        --
  General and administrative         198,472    224,713    559,317     738,872
  Depreciation and amortization       19,020     10,208     59,009      25,682
                                   ---------  ---------  ---------   ---------
                                     398,009    684,193  1,347,725   2,152,581
                                   ---------  ---------  ---------   ---------
Loss From Operations                (299,587)  (189,628)  (788,895)   (620,633)
                                   ---------  ---------  ---------   ----------

Other Income (Expense):
  Interest income                     11,848     12,644     36,253      82,151
  Interest expense                   (22,684)    (3,145)   (69,613)    (74,024)
  Other income                         7,306      8,377     31,507        --
  Other expense                          --         --        --       (48,371)
  Gain on sale of security            (7,791)       --       9,518        --
                                   ---------  ---------  ---------   ----------
                                     (11,321)    17,876      7,665     (40,244)
                                   ---------  ---------  ---------   ----------
Income (Loss) Before Income Taxes   (310,908)  (171,752)  (781,229)   (660,877)

Income Taxes                            --         --         --          --
                                   ---------  ---------  ---------   ---------
Net Income (Loss)                  $(310,908) $(171,752) $(781,229)  $(660,877)


Net Income (Loss) Per Common Share:

  Primary                              (0.04)     (0.02)     (0.09)      (0.09)
  Fully Diluted                        (0.03)     (0.02)     (0.08)      (0.09)

Weighted Average Shares Outstanding:

  Primary                          8,382,944  7,421,000  8,382,944   7,421,000
  Fully Diluted                    9,871,694  7,421,000  9,871,694   7,421,000





COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                      NINE MONTHS ENDED
                                                    Sept 30,      Sept 30,
                                                      1995          1994
                                                    ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(781,229)    $(660,877)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                      59,009        25,682
    Partnership loss                                                  3,259
   (Increase) Decrease in Accounts                     14,003        (3,342)
     receivable-trade
  (Increase) Decrease in Inventory                     99,395        34,914
  (Increase) Decrease in Prepaids and Other          (267,652)     (295,179)
  Increase (Decrease) in Accounts payable and
     Accrued liabilities                              233,309       179,653
                                                    ---------     ---------
Net Cash Provided by (Used in)
  Operating Activities                               (643,165)     (715,890)
                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan repayments from affiliates                 (46,005)       54,325
  Capital expenditures                                (34,649)     (123,733)
  Loans to officers                                    (5,041)       16,457
  Sale of Security                                    112,500
                                                    ---------     ---------
Net Cash Provided by (Used in)
  Investing Activities                                 26,805       (52,951)
                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                            583,227       535,000
  Proceeds from note payable                           50,000        77,100
  Principal payments on note payable
    and long-term debt                                (25,098)            0
                                                    ---------     ---------
Net Cash Provided by (Used in)
  Financing Activities                                608,129       612,100
                                                    ---------     ---------
Net Increase (Decrease) in Cash                        (8,231)     (156,741)

CASH, beginning of period                              32,777       174,969
                                                    ---------     ---------
CASH, end of period                                   $24,546       $18,228
                                                    =========     =========



COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                                             Net Unreal-
                                                                             ized Gains
                                                                             (Losses) on
                                                                  Paid-in    Noncurrent
                                                                  Capital    Marketable                   Total
                                             Preferred  Common    in Excess  Equity       Accumulated   Stockholders
                                             Stock      Stock     of Par     Securities   Deficit         Equity
                                             ---------  --------  ----------  ---------   -----------   ------------
Balance December 31, 1993                       $0      $ 58,125  $6,921,143  $60,938     $(5,788,954)  $1,251,252

Common Stock Issued                                       16,085     443,323                               459,408
Preferred Stock Issued                          48                   474,992                               475,040

Net Unrealized loss on noncurrent
  marketable equity securities                                                (60,938)                     (60,938)

Partial Reduction-Deferred Loan Costs                                (20,000)                              (20,000)


Net loss for 1994                                                                          (2,522,692)  (2,522,692)
                                             ---------  --------  ----------  --------    -----------   ------------
Balance December, 31, 1994                     $48      $ 74,210  $7,819,458        $0    $(8,311,646)    (417,930)

Common Stock Issued                                       18,631     474,596                               493,227

Stock Warrants Issued                                      9,000      81,000                                90,000

Net loss for the nine months
  ended Sept 30, 1995                                                                        (781,229)    (781,229)
                                             ---------  --------  ----------  --------    -----------   ------------
Balance Sept 30, 1995                          $48      $101,841  $8,375,054        $0    $(9,092,875)   $(615,932)
                                             =========  ========  ==========  ========    ===========   ============
