Form 10-Q
period 1996-03-31
COACHMAN INC
filed 1996-05-15
CIK 816249

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
THE
                SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1996
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

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

                                            Yes _____    No __X___

             APPLICABLE ONLY TO ISSUERS INVOLVED IN
                BANKRUPTCY PROCEEDINGS DURING THE
                      PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.           Yes ____    No _____

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding at March 31, 1996
Common Stock, $.01 par value           21,452,642 shares




                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


     The following consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of results of operations for such periods. Results for interim periods should not be considered indicative of results for a full year.



Index to Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1995 and March 31, 1996.

Consolidated Statements of Operations Three Months ended March 31, 1996 and
1995.

Consolidated Statements of Stockholders' Equity (Deficit) as of December 31, 1995 and March 31, 1996.

Consolidated Statements of Cash Flows, Three Months ended March 31, 1995 and
1994.

Notes to Consolidated Financial Statements.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Position

During the three month period ended March 31, 1996; the Corporation continued the process of purchasing Olympic Mills Corporation and its affiliate Lutania Mills, Inc. (together "Olympic Mills"). The purchase of Olympic Mills (the "Acquisition") is being accounted for as an acquisition in progress. During the period the Corporation paid additional capital of $150,000 to Olympic Mills, which was used to repay one of the notes owed to the sellers as a result of the Acquisition. In total, Olympic Mills repaid $1,003,460 on the notes due to the sellers from internal sources of capital and the Corporation's investment. The Corporation is still indebted to the sellers in the amount of $4,613,826 on a note due July 15, 1996.

During the period current assets decreased by $147,076; caused by a decrease in cash used to fund operations and for the Acquisition; repayment by an affiliate of receivable of $53,653 and the sale of marketable securities. Current liabilities increased by $54,500; due primarily to the increases in accounts payable of $21,867 and accrued expenses of $21, 622. The
Corporation still has a sizable negative Current ratio, caused primarily by the debts of the Corporation's retail subsidiaries and the $4,613,826 note due to the sellers of Olympic Mills. The Corporation is seeking additional equity or long term debt to refinance the note due to the sellers of Olympic Mills. The Corporation will continue to try to settle the debts of the retail subsidiaries or liquidate them. These retail subsidiaries have no current business and are accounted for as discontinued operations.

During the period total assets increased by $699,042. This increase was due to an increase in acquisition in progress of $855,844; caused by the net income of Olympic Mills and the additional investment in Olympic Mills by the Corporation; offset by the decrease in current assets. Total liabilities increased by $46,600.

Stockholders' equity increased by $652,442.

During the period the Corporation's subsidiary Caribbean Outfitters, Inc., closed its remaining store. It is not the intention of the Corporation to reenter these retail businesses. With the exception of these discontinued operations the Corporation was able to meet its commitments.

Olympic Mills, the Corporation's un-consolidated subsidiary had current assets of $18,346,343; total assets of $31,117,775; current liabilities of $11,425,527; total liabilities of $17,078,316 and stockholder's equity of $14,039,459. Olympic Mills is accounted for by the Corporation as an acquisition in progress of $9,485,332.


Material Changes in Results of Operations

For the three months ended March 31, 1996 the Corporation had net income of $572,472 ($.03 per share), compared to a net loss of $240,378 ($.03 per share) for the same period of 1995. The Corporation had an operating loss of $121,209 for 1996, compared to an operating loss of $204,397 for 1995. Revenues increased by $2,525; caused by an increase in management fees of $4,818 and the ceasing of selling time share units. Operating expenses decreased by $84,188. This was caused by the ceasing of selling time share units, a decrease in general and administrative costs of $55,197 and depreciation of $20,365. The decrease in general and administrative expenses would have been approximately $60,500 greater if non recurring charges of $38,000 of fees associated with past audits and $16,000 of legal fees and $6,600 of accounting fees associated with the Acquisition had not been charged. Management believes that this decrease in general and administrative costs is in part due to the cost saving measures undertaken in our plan of action to mitigate the explanatory paragraph in the auditors reports for 1994 and 1995. Also included in general and administrative expenses were $26,358 of travel expenses, primarily associated with the management of Olympic Mills.

Other income and expense increased by $692,429, caused primarily by the equity in income of Olympic Mills of $705,844. Olympic Mills had net sales of $9,796,252 for the three months ended March 31, 1996 compared to $5,118,093 for the same period of 1995. Net earnings of Olympic Mills for the corresponding periods were $705,844 and ($222,237), respectively. Olympic Mills sales were increased partially by increased purchasing by the U.S. Military. Olympic Mills has both two and five year contracts to supply underwear to the military. Other sales remained reasonably constant.

During the quarter the Corporation continued its actions to mitigate the situation which caused the independent auditors to add an explanatory paragraph discussing conditions that raise doubt about the Corporation's ability to continue as a going concern. The final retail store was closed, some of debts of the retail subsidiaries were worked out or repaid and overhead was decreased further.

In order to repay the Acquisition loans, on March 21, 1996, Olympic Mills offered for sale shares of Preferred Stock in an offering being underwritten by R.K. Grace & Company. The offering terminated on May 10, 1996; when the minimum investment had not been deposited into escrow. The Corporation will continue to seek funding to repay the Acquisition loans. Management is confident such funding can be arranged.



                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

The Corporation is not a party to any current, pending or threatened material legal proceedings. The Corporation's subsidiary Caribbean Outfitters, Inc. is a party to a number of suits related to the closing of all its retail operations. In the opinion of management none of these will effect the corporation.


COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 March 31,     December 31,
                                                  1996             1995
                                               ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $    20,116     $    99,846
  Accounts Receivable:
    Trade                                              922             922
    Related parties                                 45,983          99,636
  Notes receivable from affiliates                  35,702          35,702
  Marketable equity securities                      96,750         108,000
  Other current assets                               3,352           5,795
                                               ------------    -----------
Total Current Assets                           $   202,825     $   349,901

Property and equipment, net of accumulated
depreciation of $244,915 in 1996 and
$244,626 in 1995                               $     1,963     $     2,252

Notes receivable:
  Officer                                          127,609         127,609
  Affiliates                                       393,196         402,633

Acquisition in progress                          9,485,332       8,629,488

Investment in affiliated entities
and other assets                                    76,038          76,038
                                               -----------     -----------
TOTAL ASSETS                                   $10,286,963     $ 9,587,921
                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Trade                                      $   844,861     $   822,994
    Related parties                                  2,133           1,822
  Accrued liabilities:
    Rent                                           149,670         138,870
    Interest                                       325,571         301,491
    Other                                          533,301         535,859
  Notes payable:
    Related parties                              4,710,526       4,710,526
    Other                                          125,000         125,000
    Current maturities of long-term debt           596,912         596,912
                                               -----------     -----------
Total Current Liabilities                        1,693,270       1,663,906

LONG TERM DEBT                                      25,075          32,975

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; authorized
    200,000 shares; issued and outstanding              73              73
    7,250 shares at March 31, 1996
  Common Stock, $.01 par value; authorized         214,526         202,651
    25,000,000 shares, issued and outstanding
    21,452,142 shares at March 31, 1996 and
    20,165,142 in 1995
  Additional paid-in capital                    11,791,214      11,411,589
  Common stock subscribed, unissued                                391,500
  Common stock subscriptions receivable                            100,000
  Accumulated deficit                           (9,055,524)     (9,607,966)
  Net unrealized gain on marketable
    equity securities                               23,625          23,625
                                               -----------     -----------
Total Stockholders' Equity                       2,973,914       2,321,472
                                               -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $10,286,963     $ 9,587,921
                                               ===========     ===========



COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                    THREE MONTHS ENDED
                                                March 31,       March 31,
                                                 1996             1995
                                               -----------     -----------
Revenues:
  Management fees from affiliates                   20,404          15,586
  Time share commissions                               --              --
                                               -----------     -----------
                                                    20,404          15,586
Expenses:
  Time share commission expenses                       --              --
  General and administrative                       141,324         196,521
  Depreciation and amortization                        289          20,635
                                               -----------     -----------
                                                   141,613         223,258
                                               -----------     -----------
Loss From Operations                              (121,209)       (205,379)
                                               -----------     -----------
Other Income (Expense):
  Interest income                                   12,130          12,305
  Interest expense                                 (29,142)        (24,118)
  Other income                                       3,734          12,795
  Gain on sale of marketable equity
    securities                                         845             --
  Equity in income of Olympic Mills Corp.          705,844             --
                                               -----------     -----------
                                                   693,411             982
                                               -----------     -----------
Income (Loss) from continuing operations           572,202        (204,397)

Discontinued operations:
  Loss from operation of discontinued
    retail activities                              (19,730)        (35,981)
                                               -----------     -----------
Loss on discontinued operations                    (19,730)        (35,981)
                                               -----------     -----------
Net Income/(Loss)                              $   552,472     $  (240,378)
                                               ===========     ===========


Average outstanding common shares               21,335,197       7,844,809

Net income/(loss) per average outstanding
common share from continuing operations               0.03           (0.03)

Net income/(loss) per average outstanding
common share from discontinued operations            (0.00)          (0.00)

Net income/(loss) per average outstanding
common share                                          0.03           (0.03)





COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                     THREE MONTHS ENDED
                                                  March 31,    March 31,
                                                    1996         1995
                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $  552,472   $ (240,378)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                       289       20,365
    Gain on sale of marketable equity
      securities                                        845          --
    Equity in income of Olympic Mills              (705,844)         --
    (Increase) Decrease in Accounts receivable      153,653        5,930
    (Increase) Decrease in Inventory                    --        11,446
    (Increase) Decrease in Other current assets       2,443       23,389
    Increase (Decrease) in Accounts payable and
      Accrued liabilities                            54,500       29,362
                                                 ----------   ----------
Net Cash Provided by (Used in)
  Operating Activities                               56,668     (149,886)
                                                 ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan repayments from affiliates                 9,437        8,628
  Capital expenditures                                  --       (34,648)
  Loans to officers                                     --        (1,680)
  Sale of marketable equity security                 12,065          --
  Acquisition in progress                          (150,000)         --
                                                 ----------   -----------
Net Cash Provided by (Used in)
  Investing Activities                             (128,498)     (27,700)
                                                 ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                              --       186,900
  Principal payments on note payable
    and long-term debt                               (7,900)         --
                                                 ----------   ----------
Net Cash Provided by (Used in)
  Financing Activities                               (7,900)     186,900
                                                 ----------   ----------
Net Increase (Decrease) in Cash                     (79,730)       9,314

CASH, beginning of period                            99,846       32,777
                                                 ----------   ----------
CASH, end of period                              $   20,116   $   42,091
                                                 ==========   ==========



COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                Net Unreal-
                                ized Gains
                                (Losses) on
                     Paid-in    Noncurrent   Common       Common
                     Capital    Marketable   Stock        Stock                          Total
Preferred   Common  in Excess   Equity       Subscribed,  Subscriptions  Accumulated   Stockholders
  Stock     Stock    of Par     Securities   Unissued     Receivable       Deficit       Equity
- ------------------------------------------------------------------------------------------------
Balance December 31, 1994
$48        $74,210  $ 7,819,458  $0                                      ($8,311,646)  $ (417,930)

Common Stock Issued
           128,441    3,374,656                                                         3,503,097

Preferred Stock Issued
 25        217,475                                                                        217,500

Common Stock subscribed, unissued            391,500                                      391,500

Common Stock subscriptions receivable                    (100,000)                       (100,000)

Net Unrealized loss on noncurrent
  marketable equity securities  23,625                                                     23,625

Net loss for 1995                                                         (1,296,320)  (1,296,320)
- --------------------------------------------------------------------------------------------------
Balance December, 31, 1995
$73        $202,651  $11,411,589 $23,625    $391,500   ($100,000)        ($9,607,966)  $2,321,472

Common Stock Issued
              11,875     379,625            (391,500)    100,000                          100,000
Net income for the three months
  ended March 31, 1996                                                       552,472      552,472
- --------------------------------------------------------------------------------------------------
Balance March 31, 1996
$73        $214,526  $11,791,214 $23,625      $0         $0              ($9,055,494)  $2,973,944
=================================================================================================



COACHMAN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996


1) The transaction of the acquisition of Olympic Mills Corporation has been determined to be an acquisition in progress and has been accounted for under the equity method of accounting. It is considered an acquisition in progress because the current operating control of the Olympic Group remains with the former owner, and a promissory note issued in connection with the acquisition in the amount of $1,785,200, which is due July 15, 1996, is secured by the stock of Olympic. Following are the unaudited first quarter, 1996 balance sheet and statement of operations for Olympic Mills Corporation, Subsidiary and
Affiliate.






OLYMPIC MILLS CORPOR ATION, SUBSIDIARY AND AFFILIATE
COMBINED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995



                                                  Unaudited
                                                    1996          1995
                                                 -----------    -----------
Assets

Current assets:
  Cash                                           $       500    $       500
  Accounts receivable:
    Trade                                          6,796,724      5,087,883
    Other                                          1,891,143      1,161,811
                                                 -----------    -----------
                                                   8,687,867      6,249,694

  Inventories                                      9,458,768      9,759,353
  Prepaid expenses                                   182,114        198,512
  Prepaid income taxes                                17,094         17,094
                                                 -----------    -----------
Total current assets                              18,346,343     16,225,153

Equipment and improvements                         4,568,522      4,599,815
Intangibles:
  Leasehold rights                                    40,275         55,378
  Tradenames                                       1,511,892      1,548,930
  Goodwill                                         5,411,810      5,504,706
  Debt issue costs                                   458,333        255,900
  Other assets                                        48,815         48,815
  Deferred tax assets, net                           731,785        731,785
                                                 -----------    -----------
                                                 $31,117,775    $28,970,482
                                                 ===========    ===========



Liabilities and Stockholder's Equity

Current liabilities:
  Notes payable                                    7,191,460      8,545,880
  Accounts payable                                 2,938,018      2,656,991
  Accrued expenses                                 1,194,851      1,017,798
  Income payable                                     101,198        101,198
                                                 -----------    -----------
Total current liabilities                         11,425,527     12,321,867

Long-term notes payable                            5,652,789      3,465,000
                                                 -----------    -----------
                                                  17,078,316     15,786,867
Stockholder's equity:
  Common stock, $10 par value.
  Authorized, issued and outstanding
  100 shares                                           1,000          1,000
  Additional paid-in capital                       9,652,384      9,502,384
  Retained earnings                                4,386,075      3,680,231
                                                 -----------    -----------
Total stockholder's equity                        14,039,459     13,183,615
                                                 -----------    -----------
                                                 $31,117,775    $28,970,482
                                                 ===========    ===========



OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE
COMBINED STATEMENTS OF OPERATIONS
THREE MONTH PERIOD ENDED MARCH 31, 1996 AND 1995



                                                         Unaudited
                                                     1996         1995
                                                -----------     -----------
Net sales
  Trade                                         $ 9,796,252     $ 5,118,093
                                                -----------     -----------
Total net sales                                   9,796,252       5,118,093

Cost of goods sold                                7,918,885       3,994,730
                                                -----------     -----------
Gross profit                                      1,877,367       1,123,363

Selling, general and administrative expenses      1,015,646       1,168,183
                                                -----------     -----------
Operating income                                    861,721         (44,820)

Other income/(expense):
  Interest expense net                             (155,877)       (283,078)
  Other                                                 --            5,841
                                                -----------     -----------
Other income/(expense), net                        (155,877)       (277,237)
                                                -----------     -----------
Earnings before income taxes                        705,844        (322,057)
Income tax benefits                                     --          100,000
                                                -----------     -----------
Net earnings                                    $   705,844     $  (222,057)
                                                ===========     ============