Form 10-K
period 1995-12-31
COACHMAN INC
filed 1996-05-17
CIK 816249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended December 31, 1995
                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the transition period from
_____________________________ to _________________

Commission File Number  1-9593

                COACHMAN INCORPORATED
(Exact Name of registrant as specified in its charter)

       Delaware                           73-1244422
  (State of incorporation)    (I.R.S.Employer Identification No.)

 301 N.W. 63rd Street, Suite 500, Oklahoma City, OK  73116
       (Address of principal executive offices)   (Zip Code)

   Registrant's telephone number, including area code:
                  (405) 840-4667

Securities registered pursuant to Section 12(b) Of The
Securities Exchange Act:

Title of Each Class                  Name of Each
Exchange on Which Registered
    NONE                                  NONE

Securities registered pursuant to Section 12(g) Of The
Securities Exchange Act:

       Common stock, par value $.01 per share
                (Title of class)

  Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the registrant was required to file such
reports), and (2) has been subject to such filing re-
quirements for the past 90 days.          [ ] Yes[ X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form
10-K.[ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 30, 1996 was $3,198,634. As of December 31, 1995, there were
20,265,100 shares of the Registrant's Common Stock, $.01 par value, outstanding.

        Documents Incorporated by Reference

  Certain information called for by Part IV of this report is incorporated by reference to the Company's
Annual Meeting Proxy statement to be filed within 120 days.


                         PART I

Item 1.     Business

DESCRIPTION OF BUSINESS

General

  Coachman Incorporated (the "Corporation") was formed on February 5, 1985 as a Delaware Corporation. The
Corporation sold shares to the public on August 13, 1987.
The Corporation has 7 subsidiaries: Olympic Mills
Corporation; Lutania Mills, Inc.; Back Bay Outfitters,
Inc.; Caribbean Outfitters, Inc.; Resorts of the Americas
Inc.; Innkeepers, Inc. and Coachman Inns of America, Inc.
Back Bay Outfitters, Inc.; Caribbean Outfitters, Inc. and
Resorts of the America, Inc. are now inactive as their operations were discontinued in 1995 and early 1996. The
Corporation's subsidiaries, Coachman Inns of America,
Inc. and Innkeepers, Inc. will continue to operate as in the past.

Acquisition of Olympic Mills Corporation and Lutania
Mills, Inc.

  On December 21, 1995 the Corporation purchased all of the stock of Olympic Mills Corporation ("OMC") and Lutania Mills, Inc. ("LMI") (together "Olympic Mills").
The business of Olympic Mills will become the primary business of the Corporation.

  OMC, a Delaware Corporation, is a 46 year old vertical textile and apparel manufacturer located in Puerto Rico and LMI is a Puerto Rican Corporation which is an affiliate. Olympic Mills is Puerto Rico's leading producer of knitted underwear, T-shirts and polo shirts.
Trade names owned by OMC are Grana (registered) underwear, America Project underwear and sportswear and Olympic Mills. In addition, Olympic Mills produces underwear for the U.S.
Department of Defense.  Currently, Olympic Mills produces
3,000 dozen T-shirts and 2,000 dozen briefs, polo shirts and other products daily. OMC operates one vertical mill in Guaynabo, Puerto Rico and LMI operates a second vertical mill in Humacao, Puerto Rico that will be in full operation later this year. A subsidiary of OMC, Yabucoa Industries, Inc. ("YII"), also operates a cutting and sewing operation in Yabucoa, Puerto Rico. These facilities are sufficient to supply the current sales and future expansion.

  Audited results of OMC for 1995 were sales of $31,184,281 and net earnings of $1,179,632. Audited results for 1994 were sales of $28,930,919 with net income of $1,669,082. During 1995, OMC recorded invento-ry adjustments of approximately $600,000 and expensed approximately $244,100 of transaction fees associated with the acquisition by the Corporation.

  LMI, a Puerto Rico corporation is a development stage company which is completing the construction and begin-ning operation of a vertical mill in Humacao, Puerto
Rico. Early in 1996 the mill will begin production will full operations commencing by mid 1996. LMI had losses of $624,407 and limited operations for 1995.

Olympic Mills

  OMC, a wholly owned subsidiary of the Corporation, is a vertically integrated textile and apparel manufacturer in Puerto Rico. OMC is Puerto Rico's leading manufactur-er of underwear, T-shirts and polo shirts. OMC is classified as a "936 Company" under the U.S. Internal
Revenue Code which generally provides that qualified income earned in Puerto Rico is not subject to U.S.
taxation, subject to certain limitations. OMC is ranked
82nd in Caribbean Business' "Top 200 Puerto Rican
Companies." OMC operates one vertical mill and its subsidiary YII operates a cut and sew operation and its affiliate, LMI operates another vertical mill all in Puerto Rico. OMC and LMI operate as subsidiaries of the Corporation and YII operates as a subsidiary of OMC.

  Products.  Olympic Mills has four basic product lines.
All cotton knitted men's underwear, cotton and cotton
blend knitted T-shirts, cotton and cotton blend polo
shirts and non-knitted sewn products such as pajamas and
shorts.   Trade names used by Olympic Mills include
Grana (registered) underwear, America Project (registered) underwear and sportswear and Olympic Mills. Olympic Mills knits, bleaches and dies most of the knitted fabric used by it and purchases non-knitted fabric from outside sources.

  In 1995, the product mix of Olympic Mills business was underwear 47%, T-shirts 32%, polo shirts 14%, panties 1% and other products 6%. Currently, Olympic Mills produces
3,000 dozen T-shirts and 2,000 dozen briefs, polo shirts and other products daily. Olympic Mills operates a vertical mill in Guaynabo, Puerto Rico, a vertical mill in Humacao, Puerto Rico and a cutting and sewing opera-tion in Yabucoa, Puerto Rico.

  Customers.  With the exception of underwear sold to
the U.S. Department of Defense and a private label "big
and tall" program, all of Olympic Mill's products are now
sold in Puerto Rico.  Grana (registered) underwear is sold to the general public through leading department stores, retailers and such as WalMart (registered) and K-Mart (registered).
America Project (registered) t-shirts are sold to screen printers
who distribute printed shirts to retailers.   America
Project polo shirts are used primarily as school uniform shirts and are sold through retailers and also directly to schools in Puerto Rico.

  All of the sales to third parties by Olympic Mills are through OMC. The three largest customers in 1995 were the U.S. Department of Defense, E. Mendoza & Co., and
Estampados Deportivos. These three customers accounted for 34.4%, 15.7% and 7.4% of OMC's net sales in fiscal
1995, respectively. No other single customer accounted for more than 5% of OMC's net sales in fiscal 1995. The loss of the sales to any of the key customers would have a material adverse effect on OMC's results of operations.
OMC has no long-term purchase contracts or commitments with any customer other than the U.S. Department of Defense.

  OMC recently completed a military contract to supply underwear to all branches of the U.S. military and, in June 1995, the U.S. Department of Defense entered into a new two year contract which may result in a significant increase in sales to the U.S. Department of Defense. The contract business with the U.S. military is relatively new to OMC. Sales from the military contract are becoming a significant portion of OMC's net sales.
During 1995, OMC produced underwear for all branches of the military with quality and service meeting or exceed-ing military standards. The Department of Defense contract provides that OMC must sell goods meeting certain specifications at contracted prices if ordered by the Department of Defense. In addition, the contract has no minimum purchase requirements and can be terminat-ed by the Department of Defense at any time. The U.S.
military now requires contractors to electronically receive purchase orders and transmit invoices, and OMC has made the necessary changes to meet this requirement.

  Supplying products to retail stores outside of Puerto
Rico could represent a major growth area for OMC. Shirts imprinted at the Humacao plant will be exported through-out the Caribbean Basin. Customers would be retail stores, hotel shops, and cruise ships. A fast growing segment of the T-shirt business is licensing. This area could be pursued by OMC.

  In the past OMC operated a sales office in the United
States. The office was closed in 1987 due to a change in the ownership of OMC and the owner's desire to concen-trate on business in Puerto Rico. Re-entering the U.S.
market directly or through strategic alliances present a significant opportunity for growth. Approximately 2.8 million Puerto Ricans live in the United States, and they constitute approximately 20% of the Latin community in the United States. With the high name recognition of Grana in the Puerto Rican community, both Grana underwear and America Project T-shirt, offer potential opportunities for penetrating the U.S. market.

  Marketing. At the present time, OMC is marketing its consumer products only in Puerto Rico through two channels of distribution. One is through an in-house sales staff of 6 which handles direct sales, and the other is through its distributors.

  In the past, OMC has used limited advertising in promoting brand awareness. The existing core business is supplying quality underwear and T-shirts to the Puerto
Rican market. By expanding the product line, increasing marketing and advertising and expanding the customer base, management believes that future growth in this core business is attainable.

  Future Expansion. In the future, OMC expects to open a sales and marketing operation in the United States.
Such operation would handle sales and distribution of all of OMC's products in the United States. OMC believes that both the Grana (registered) underwear and America Project (registered)
T-shirts lines could be very competitive in the U.S.
market. The Grana (registered) brand is familiar to a large number of Puerto Ricans living in the United States, and OMC intends to market its products to other hispanics. OMC will also pursue licensing and private label manufactur-ing in the U.S.

  Competition. There are several competitors for OMC consumer products. The two largest are Fruit of the Loom (registered) and Hanes (registered). In Puerto Rico, OMC is very competi-tive due to brand recognition, loyalty, delivery time and service. However; as OMC expands outside Puerto
Rico, it will be at a disadvantage due to the size and financial strength of its competitors.

  Raw Materials. The principal raw materials used by Olympic Mills are 100% cotton yarn and a blend of pre-spun 50% cotton and 50% synthetic yarn. Many factors including crop conditions, agricultural policies, market conditions and demand can significantly affect the cost and availability of these yarns, but to date, Olympic
Mills has experienced no difficulty obtaining adequate supplies. Olympic Mills currently purchases yarn from three suppliers; however, these are commodity purchases and are available from a wide range of suppliers. It currently maintains a 60 day inventory of raw materials.
All woven and some knitted cloth is purchased from outside suppliers.

  Inventory and Backlog. OMC's backlog consists of confirmed purchase orders. At December 31, 1995, OMC had approximately $14,000,000 of unfilled customer orders for goods (of which approximately $11,000,000 was to the Department of Defense) compared to $4,000,000 on December
31, 1994. OMC has not experienced any difficulty in filling orders on a timely basis or material returns of its products. OMC maintains a 60 day supply of raw materials and also maintains an inventory of finished goods to level out the effects of seasonality of sales.

  Seasonality. The products sold to the U.S. Department of Defense are not seasonal. Commercial sales are seasonal in nature with Christmas, back to school and Fathers Day being the peak seasons.

  Patents, Copyrights and Trademarks. OMC is the holder of a number of copyrights and registered trademarks. Those actively used now are Grana (registered) and America Project (registered).
OMC has used the trade names "Olympic Mills Corporation" and "Olympic Mills" for 46 years in Puerto Rico and has used it in the United States while operating a sales office in the United States; however, it has not been registered.

  Employees. OMC employs 1,035 full and part-time employees. OMC does not have a collective bargaining agreement covering any of its employees, nor has it ever experienced any material labor disruption, and is not aware of any efforts or plans to organize its employees.
OMC contributes part of the cost of medical and life insurance coverage for eligible employees. OMC considers relations with its employees to be excellent. OMC does not have a retirement or pension program.

Discontinued Operations

  During 1995, the Corporation elected to close all of its retail operations. These included all of the remaining Caribbean Outfitters stores and Back Bay
Outfitters store. These operations had not been profitable and had contributed significant losses to the Corporation. Caribbean Outfitters, Inc. and Back Bay
Outfitters, Inc. (together "Outfitters"), the corpora-tions which owned these stores, have considerable debt and virtually no assets. No determination has been made as to the future of Outfitters. The Corporation contin-ues to own the right and title to the names and regis-tered trademarks.



Item 2.     Facilities

  The Corporation currently leases approximately 5,700 square feet of office space at 301 N.W. 63rd Street, Suite 500, Oklahoma City, Oklahoma, as its corporate headquarters. The current rate is $9.25 per square feet on a lease which expires March 31, 1997.

  The Corporation's subsidiary, Coachman Inns of
America, Inc., is co-general partner of a partnership which owns one Coachman Inn property at Military Drive and Interstate 37 in San Antonio, Texas and has an interest in a hotel property in Anaheim, California, located on Katella Avenue at Harbour Drive adjacent to Disneyland.

  OMC leases from a related party a 170,000 square foot manufacturing facility, which contains the executive offices, in Guaynabo, Puerto Rico which lease expires
December 31, 1996 and is renewable annually. OMC believes that the current terms are greater than the market rate and that any renewal would be on terms that are no more favorable than could be negotiated with an independent third party. OMC intends to explore relocat-ing to another facility if more favorable terms can be obtained. LMI, also leases and occupies a 140,000 square foot manufacturing facility in Humacao which lease expires May 31, 2002 and YII occupies a 28,000 square foot cut and sew facility in Yabucoa, Puerto Rico which lease expires July 1, 2000.



Item 3.     Legal Proceedings

  There were no material legal proceedings pending against the Corporation, Olympic Mills Corporation;
Lutania Mills, Inc.; Innkeepers, Inc. or Coachman Inns of
America, Inc.; at December 31, 1995. The Corporation's subsidiaries, Caribbean Outfitters, Inc. and Back Bay
Outfitters, Inc., have total liabilities of approximately
$2,202,000, some of which are pending claims and litiga-tion filed against those companies. One claim which was made against the Corporation for a guarantee of $40,000 on a lease at a store which was closed has been settled.
Landlord for the closed store in Sarasota, Florida has named the Corporation in a suit for back and future rent, the Corporation feels it is not liable for these amounts and will vigorously defend itself against any claim arising out of the acquisition of Caribbean Outfitters, Inc.



Item 4.     Submission of Matters to a Vote of Security Holders

  No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.


                        PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

PRICE RANGE OF COMMON STOCK

  The Corporation's Common Stock is listed for trading on the OTC Bulletin Board under the trading symbol
"CINC". The following table reflects the range of high and low bid prices, as reported by the National Quotation
Bureau, for each quarterly period during 1995. The prices represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions. Trading in the Corporation's common stock is very thin and may not be an indication of the value of the Common Stock.

Quarterly Period Ended          High      Low       High      Low
                                Bid       Bid       Ask       Ask

March 31, 1995                $.21875   .125      .40625      .2
June 30, 1995                 $.5       .125      .6875       .1875
September 30, 1995            $.3125    .25       .5625       .4375
December 31, 1995             $.53125   .25       .75         .4375

  On March 31, 1996, the bid and asked price for the Common Stock, as reported on the OTC Bulletin Board, was $.1875 and $.28125 per share, respectively. As of December 31, 1995, the Corporation had approximately 675 holders of its common stock.

Item 6.     Selected Financial Data

Operating Data

                 Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                   Dec 31,     Dec 31,     Dec 31,     Dec 31,     Dec 31,
                    1995        1994        1993        1992        1991

Revenues          $67,590     $119,856    $124,686    $134,528     $98,826
Income (loss) from
 continuing
 operations      (302,492)  (1,808,805)    (24,127)    277,408      (9,204)
Net income
 (loss)        (1,296,320)  (2,522,692)    (73,273)    420,315      (9,204)
Income (loss)
 per common
 share from
 continuing
 operations       (.04)        (.28)        (.01)        .07          --
Dividends
 declared per
 common share       --           --           --          --          --



Balance Sheet Data:

                       Dec 31,    Dec 31,     Dec 31,     Dec 31,    Dec 31,
                        1995       1994        1993        1992       1991

Working capital
 (deficiency)      $(6,883,573) $(1,160,886) $(387,889)  $(58,903)  $(18,623)
Total assets         9,587,921    1,578,095  3,092,343  1,142,393    825,996
Long-term debt          32,975      339,196    816,155     36,156     30,000
Total liabilities
  (1)                7,266,449    1,996,025  1,841,091    149,119    141,085
Stockholders'
  equity (deficit)   2,321,472     (417,930) 1,251,252    993,274    684,911


(1) $2,202,000 of the total liabilities at December 31, 1995 are liabilities related to discontinued opera-tions. $5,108,826 of total liabilities relate to the acquisition of Olympic Mills. See the Consoli-dated Financial Statements and notes thereto.



Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

   During the past three years, the Corporation has
made significant changes in its business, which have,
and will, affect its financial condition and results of
operations.   On December 21, 1995, the Corporation
purchased all of the common stock of OMC and LMI (to-
gether "Olympic Mills").   The operation and develop-
ment of Olympic Mills will become the major focus of the Corporation for the foreseeable future. During
1991, the Corporation was primarily in the hotel man-agement business. During 1992 and 1993, most of the properties managed by the Corporation were sold and, at the end of 1993, the Corporation purchased Caribbean
Outfitters, Inc., which operated specialty retail stores. During 1994 the Corporation purchased Back Bay
Outfitters, Inc. a retail store specializing in adven-ture travel gear, clothing and equipment. The Corpora-tion also purchased the West Indies Resort Company and the West Indies Club Limited, thus entering the time share vacation sales business. During 1995, the Corpo-ration closed the operations of Outfitters and dis-continued the retail operations thereof. No decision has been made as to the future of Outfitters. The
Corporation also elected not to exercise the option to purchase the Hotel on the Cay held by West Indies Club
Limited. These changes in operations from past to present to future make the analysis of the Corporation's Consolidated Financial Statements diffi-cult. The purpose of this discussion will be to clari-fy these significant changes and supply forward looking information about the Corporation's planned activity
(although there can be no assurance that these activi-ties will meet expectations).

Liquidity
   The Corporation closed the acquisition of all of the issued and outstanding stock of OMC and its affili-ate LMI pursuant to a Stock Purchase Agreement dated
December 21, 1995 (the "Agreement") for $2,002,000 in cash, $4,448,826 in notes due the Sellers and 6,000,000 shares of the Common Stock of the Corporation. The
6,000,000 shares have a guaranteed public trading price of $2.50 per share after 2 years from issuance, with additional shares being issued if the price is lower.
The Sellers were Corporacion Inmobiliaria Textil
("Cintex"), a Puerto Rico corporation; Fideicomiso
Hispamer ("Hispamer"), a Puerto Rico trust; OM Acquisi-tion Corp. ("OM"), a Delaware corporation; Olympic
Holding Corp. ("Holding"), a Puerto Rico corporation and Estampados Deportivos ("ED"), a Puerto Rico corpo-ration (collectively "the Sellers"). Under the Agree-ment the Corporation purchased all of the common stock of OMC from ED and provided the necessary capital in the form of cash, notes and stock for OMC to repay all sums due to the Sellers by OMC totalling $3,570,400 and to redeem all of the preferred stock and accumulated dividends of OMC owned by and owed to the Sellers. All of the Common Stock of LMI was purchased from Holdings for a cash payment of $1,000. The sources of the funds used to close the acquisition were loans of $2,000,000 and $852,000 from Congress Credit Corporation to OMC, deferred payment notes from the Corporation and OMC to the Sellers, $1,500,000 from the sale of 3,747,650 shares of common stock of the Corporation in a private placement, $250,000 from the sale of 2,500 shares of preferred stock of the Corporation in a private place-ment and $250,974 in funds of the Corporation.

   In order to complete the acquisition the Corpora-tion arranged loans from Congress Credit Corporation
("Congress") to OMC and LMI totaling up to $15,000,000 in the form of a $13,000,000 revolving credit line and $2,000,000 three year term loan. The availability of the revolving credit line is based on 50% of qualified inventory and 80% of qualified receivables of OMC. At
December 31, 1995, the availability, based on collater-al, of the revolving credit line was $8,411,304 and the balance drawn was $5,787,091; leaving an excess avail-ability of $2,624,213.

   The terms of various notes used to close the Acquisition were as follows: 1. Note from the Corpora-tion of $4,448,826, due July 15, 1996 at a rate of 8%;
to be repaid by the Corporation. 2. Note from OMC of $1,785,200, due July 15, 1996 at a rate of 12%; which will be repaid out of available credit of OMC or through OMC's operations. 3. Note from OMC of $603,589 to be repaid out of sums owed to OMC by the government of Puerto Rico. 4. Note from OMC of $370,000 at a rate of .11% per day; which has been repaid in full out of available funds of OMC.

   The $4,448,826 note from the Corporation and the $1,785,200 note from OMC are secured by a pledge of the common stock of OMC. The Corporation is planning to repay the notes through the sale of common or pre-ferred stock of the Corporation, through the sale of preferred stock of OMC or through borrowings. The other loans should be self liquidating from the opera-tions, receivables and credit facilities of Olympic
Mills.

   In addition to the above, OMC issued notes to the sellers of $1,000,000 and $465,000 due in December 21, 2000 at a rate of 7%. OMC has agreed to issue another note to the sellers of up to $1,000,000 on similar terms; if the sellers arrange a grant from the govern-ment of Puerto Rico.

   During 1995, the Corporation elected to close all of its retail operations. The subsidiaries which own the operations accounted for $2,202,000 of the accounts payable, accrued liabilities, notes payable and long term debt of the Corporation. Management feels that these are not liabilities of the Corporation as the parent company, but only of the respective subsidiary, although this has not been decided by court action.

   With the exception of the liabilities associated with discontinued operations, management believes that the Corporation will be able to meet its commitments.
Of the working capital deficiency at December 31, 1995, of $6,883,573; $2,202,000 related to discontinued operations of Outfitters and $4,448,826 resulted from the Acquisition. Management believes that the amount resulting from discontinued operations can be settled at significantly less than face amount and that if Outfitters were liquidated, none of these liabilities would accrue to the Corporation. If the $4,448,826 note to the Sellers of OMC is not reduced, the Corpora-tion would own at least 29% of the common stock of OMC.
If the note is reduced by $1,386,666 the Corporation would own at least 51% of the common stock of OMC. In either case the Corporation would be entitled to a portion of the profits of OMC.

Capital Resources

   During 1996, the Corporation or OMC have commit-ments to repay $7,207,655 to the sellers of OMC. The
Corporation anticipates repaying $605,514 of the amount from funds due to OMC from the government of Puerto
Rico, another $5,280,000 from the sale of convertible preferred stock of OMC which would be convertible into the Common Stock of the Corporation. The balance of $1,324,066 would be repaid out of funds available to OMC through its credit line or from profits.

   Outfitters have current liabilities of $2,200,000.
 The Corporation has discontinued the operations of
Outfitters which now have no operations and limited
assets.   During the past year, Outfitters have been
successful in settling some of their liabilities.
During 1996, Outfitters will continue to try to work out satisfactory arrangements to settle the remaining liabilities. If this cannot be successfully done, these corporations will seek bankruptcy protection and liquidation.

Management believes that the current commitments of the Corporation, other than described above can be met out of current operations.

Results of Operations

   Revenues from continuing operations decreased by $52,266, during 1995 compared to 1994. Management fee income was relatively stable, decreasing by $1,779.
Management fee income should be comparable in 1996.
Time-share commissions decreased by $50,487 and Time-share commission expenses decreased by $49,468; during 1995 compared to 1994. After the expiration of the option on the time-share hotel these operations ceased.
There will be no Time-share commissions or commission expense in the future. General and administrative expenses were decreased by $49,809. This was caused by closing the office in Florida in September and other cost savings instituted during the year. During 1996, management believes that it can further decrease these expenses. During 1994, Impairment of goodwill and other assets totaled $1,483,870; as the Corporation wrote off goodwill and other assets associated with Outfitters. Because these assets were totally written off in 1994 there was no Impairment of goodwill and other assets in 1995.

   On December 21, 1995 the Corporation purchased all of the common stock of Olympic Mills. The transaction is being accounted for as an acquisition in progress due to the fact that the Sellers have control over contracts and commitments over $100,000 and Mr. Fran-cisco Carvajal, beneficial owner of the Seller, must serve as Chairman of the Board of OMC until certain amounts are paid. Also, the common stock of OMC owned by the Corporation is pledged as collateral on certain notes issued to close the transaction. After the completion of the transaction, the financial statements of OMC, LMI and the Corporation will be consolidated.
Revenues for OMC were $31,184,281; $28,187,898 and
$23,613,611 for 1995, 1994 and 1993 respectively.  Net
earnings for OMC were $1,179,632; $1,964,342 and $1,572,504 for the same periods.

   LMI was a development stage company in 1995.
During early 1996, LMI began operations. By the end of the second quarter of 1996 it should be in full opera-tions. LMI will produce goods on contract to OMC.
LMI incurred a net loss of $624,407 for 1995. The additional capacity provided by LMI should increase the revenues of OMC. Projected revenues for 1996, for OMC are approximately $50,000,000.

   During 1995, the Corporation elected to close all of its retail operations and discontinued them. Retail sales were approximately $517,000, $1,843,000 and $54,000 in 1995, 1994 and 1993 respectively. The loss from retail operations was $601,027; $713,887 and $30,615 in 1995, 1994 and 1993 respectively. The
Corporation does not expect the loss from discontinued operations to be significant in 1996. During 1996, the Corporation will attempt to settle the liabilities of Outfitters. If the liabilities cannot be settled, management will seek to liquidate Outfitters. In addition to reducing the loss from the retail opera-tions, discontinuing retail operations will decrease general and administrative expenses.

   During 1995, the Corporation also closed its time share sales operation which earned revenues of $2,293 and $52,780 in 1995 and 1994 respectively.

   The reports of independent auditors on the Corporation's consolidated financial statements for
1995 and 1994 contain an explanatory paragraph discuss-ing conditions that raise doubt about the Corporation's ability to continue as a going concern. These condi-tions relate to recurring losses, working capital deficiencies at December 31, 1995 and 1994, insuffi-cient operating cash flows in 1995 and 1994, default on notes and bonds by a subsidiary, and certain future commitments relating to the Corporation's acquisition of Olympic Mills. Management believes that it has begun the process of alleviating these situations.

   The continuing losses were caused by the unprofitability of the Corporation's retail operations.
These operations have been closed. As was stated in Liquidity and Capital Resources, $2,200,000 of the working capital deficiency is from debts of Outfitters.
The Corporation will try to settle these debts, howev-er; if they cannot be successfully settled, Outfitters will seek the protection from its debtors through a bankruptcy court filing.

   Management believes that the funding necessary to complete the acquisition of Olympic Mills can be ar-ranged prior to the due date of the acquisition notes of July 15, 1996. During the first two quarters of 1996, OMC will offer for sale convertible preferred stock. The proceeds of the sale of this stock along with other financing now available should be sufficient to repay the notes and complete the acquisition.
However, no assurance can be given that the Corporation or OMC will be successful in its convertible preferred stock offering.

   Upon the completion of the acquisition of Olympic
Mills, management believes that the situations leading to the going concern explanatory paragraph in the reports of the Corporation's independent auditors will be mitigated.

Impact of Inflation

   The Corporation's hotel operations have not been adversely affected by inflation. Revenues have kept up with the increase in costs.

   Olympic Mills operations are affected primarily by changes in the cost of cotton. During 1994, the costs of cotton increased more rapidly than the company could increase prices due to contractual agreements. During 1995, major contracts were negotiated with escalation clauses for increases in cotton prices. The proposed increase in the minimum wage could cause an adverse affect on the cost of the products of Olympic Mills.



Item 8. Financial Statements and Supplementary Data

   Financial Statements as of December 31, 1995 and 1994 and for the three year period ended December 31, 1995 are contained at pages F-1 through F-21 included in this Report on Form 10-K.



Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


                       PART III

Item 10.     Directors and Executive Officers of the Registrant.

Management

   The names, ages and current positions with the Corporation of the directors and executive officers of the Corporation are set forth below:

Name                        Age       Positions
Dennis D. Bradford          50        Chairman of the Board, President and
                                      Chief Executive Officer
Catherine A. Myers          34        Secretary
Robert E. Swain             49        Director
Jay T. Edwards              63        Director
Alejandro G. Asmar          46        Director Nominee

   The following is a brief description of the busi-ness experience during the past five years of each of the above-named persons:

   Dennis D. Bradford, age 50, has been the Chairman,
President, Chief Executive Officer and Director (except from December 1993 until January 1995 when he did not serve as President) of the Corporation since its incep-tion on February 5, 1985. From 1973 to 1985, he was a partner in various partnerships which constructed, owned and operated real estate properties including
Coachman Inns until the sale of his interests in those partnerships to the Corporation. From 1983 until 1984, he served as Vice President of Corporate Development for PetroSouthern, Inc., a publicly held oil and gas exploration company. PetroSouthern became Craft World
International, Inc. ("Craft World") in 1986 and changed its basic business to a distributor of craft and lei-sure products. In 1986, Mr. Bradford was elected to the Board of Directors of Craft World. Mr. Bradford has been Vice Chairman of the National Advisory Council to the U.S. Small Business Administration and a dele-gate to the 1986 White House Conference on Small Busi-ness. He is a graduate of the University of Tulsa with a BSBA degree in Economics.

   Catherine A. Myers, age 34, has been an employee of the Company since 1988, serving as an administrative assistant. She was elected Secretary of the Company in 1995 and has served in that capacity since that date.
Ms. Myers received a B.S. Degree from Oklahoma State
University in 1984.

   Robert E. Swain, age 49, has been a Director of the Company since December 14, 1993 and was President from December, 1993 until December 31, 1994. Mr. Swain is president of American Landmark Homes, Inc. Mr.
Swain founded Caribbean Outfitters, Inc. and has been its President, Chief Executive Officer and Director since its inception in 1989. Prior to founding Carib-bean Outfitters, Inc. Mr. Swain was the Chairman,
President and Chief Executive Officer of Craft World.
Mr. Swain also has developed and marketed a time share resort and shopping mall in Aruba from 1983 through 1990 and managed sales at a resort in the Dominican
Republic during 1990 and 1991. Mr. Swain is a graduate of Bowdoin College.

   Jay T. Edwards, age 63, has been a Director of the Company since it inception on February 5, 1985. He is a management consultant and General Administrator of the Oklahoma Corporation Commission. He was the Presi-dent, Chief Operating Officer and Director of CMI
Corporation, a publicly held American Stock Exchange company from 1985 until 1991. From 1982 to 1985,
General Edwards was the Executive Director of the University of Oklahoma Energy Center. From 1954 to
1982, General Edwards served in the United States Air
Force, retiring in 1982 after having achieved the rank of Major General. General Edwards is a Director of the State Fair of Oklahoma, a Director of Oklahoma Airspace
Museum and Chairman of the Natural Resource Education
Foundation. General Edwards is a graduate of the United States Military Academy, West Point, New York, and received a B.S. Degree in Mechanical Engineering in 1954. General Edwards received a Master of Science
Degree in Aeronautical Engineering from Texas  A & M
University in 1962, and a Master of Science Degree in Management from George Washington University in 1971.

   Dr. Alejandro G. Asmar, age 46, Director nominee.
Dr. Asmar is President of the merchant banking firm AGA
Associates, Inc. (formerly AGA & Associates).  From
1984 to 1988, Dr. Asmar was with Drexel Burnham Lam-bert, Inc.'s Puerto Rico Branch and was its First Vice
President and Chief Operating Officer from 1987 to
1988.  From 1983 to 1984, he served as Vice President,
Finance and Administration Puerto Rican American Insur-ance Co. and from 1977 to 1982 was Senior Vice Presi-dent, Finance of First Federal Savings & Loan Associa-tion of Puerto Rico. Dr. Asmar served as an Indepen-dent Consultant, Assistant Professor, Director, Depart-ment of Administration and Director, Business Research
Center with the University of Puerto Rico from 1972 to 1977. Dr. Asmar is a graduate of the University of Pennsylvania, The Wharton School, receiving a Ph.D. in
Business and Applied Economics in 1976 and a MA in Finance in 1972; and received a BA in Social Sciences in 1969 from University of Puerto Rico.



Item 11.     Executive Compensation

   The following sets forth the annual and long-term compensation paid to the Chief Executive Officer of the Corporation during the last three fiscal years.

                   Summary Compensation Table

                                                     Long-Term
                                                    Compensation
                                                     Securities
Name and                         Annual Compensation  Underlying   All Other
Principal Position        Year   Salary $    Bonus $    Option   Compensation$

Dennis D. Bradford        1995  120,000.00     -0-        -0-          -0-
  Chairman of the Board   1994   81,666.70     -0-        -0-          -0-
  Chief Executive Officer 1993   90,000.00     -0-        -0-          -0-
                          1992   90,000.00     -0-        -0-          -0-

    All officers and directors serve at the pleasure of the Board of Directors, except that Dennis D. Brad-ford entered into a three year Management Agreement, dated December 14, 1993, with the Corporation. Mr.
Bradford's current salary with the Company under the terms of his employment agreement is $120,000 per year;
however, Mr. Bradford was only paid approximately
$82,000 to preserve cash for the Corporation. No other officer received a salary in excess of $100,000 during the past three years. All the executive officers as a group (2) received $136,000 in 1995.

    The following table indicates the total number and value of exercisable and unexercisable non-qualified stock options held by the executive officer named in the Summary Compensation Table above as of December 31,
1995. No options to purchase stock were exercised by him in the fiscal year ended December 31, 1995.

                    Number of Securities    Value of Unexercised
                   Underlying Unexercised   In-The Money Options
                   Options at FY-End(1995)      at FY-End(1995)
                        Exercisable/             Exercisable/
      Name            Unexercisable(2)        Unexercisable(1)(2)

Dennis D. Bradford     13,100/403,000       $6,550/$201,500
__________________

(1) Based on an asked price of $.50 per share of the Corporation's Common Stock as quoted by the OTC Electronic Bulletin Board on December 31, 1995.

(2) Due to the discontinuation of operations of Outfitters, these options will never become exercisable and will expire December 31, 1996.

         The employment contract also provides for addi-tional bonus compensation based on the annual net income of the Corporation. Mr. Bradford is to receive an amount equal to 4% of the Corporation's net pre-tax income as determined by the Corporation's annual audit up to $1,000,000 of net pre-tax income and 6% thereaf-ter. The compensation committee of the Board of Direc-tors is empowered to increase base salaries for 1996 based upon performance of the executives.

Incentive Stock Option Plan

         The Corporation has an incentive stock option plan
(the "Plan"). Under the terms of the Plan, shares of Common Stock are reserved for issuance to key employees and directors of the Corporation. The Plan provides for administration by the Corporation's Board of Direc-tors or by a committee consisting of not less than two persons. Any option granted under the Plan must be for a term not to exceed ten years. The purchase price for shares subject to options, and the manner in which the options may be exercised, are determined by the Board of Directors on a case by case basis. However, the purchase price to be paid for the shares underlying the options may not be less than the fair market value of the Common Stock on the date of the grant.

         Except for the Plan described above, the Corpora-tion does not have any pension plan, profit sharing plan, incentive bonus plan or similar plans for the benefit of its officers, directors or employees.
However, the Corporation reserves the right to estab-lish any such plans in the future in its sole discre-tion.





Items 12.     Security Ownership of Certain Beneficial
              Owners and Management

         The following table and notes thereto sets forth, as of the date of this Memorandum, certain information regarding ownership of Common Stock by (i) each person known to the Corporation to beneficially own more than 5% of its Common Stock, (ii) each director and nominee for director of the Corporation and (iii) all present officers and directors of the Corporation as a group.

         Under the rules and regulations of the Commission, a person is deemed to own beneficially all securities of which that person owns or shares voting or invest-ment power as well as all securities which may be acquired through the exercise of currently available conversion, warrant or option rights. Unless otherwise indicated, each such person possesses sole voting and investment power with respect to the shares owned by him.

Name and Address              Amount and Nature of    Percent of Beneficial
of Beneficial Owner           Beneficial Ownership         Ownership
 After Offering

Francisco Carvajal           6,000,000(a)                    29.6%
Box 1669
Guaynabo, PR  00970

Dennis D. Bradford             1,522,638 (b)(c)               7.5%
301 NW 63rd, Suite 500
Oklahoma City, OK 73116

Robert E. and Linda D. Swain   1,721,170                      8.5%
1055 Bay Esplanade
Tampa, FL 34630

Jay T. Edwards                     6,150 (d)                   *
301 NW 63rd, Suite 500
Oklahoma City, OK 73116

Catherine Myers                       20                       *
301 NW 63rd, Suite 500
Oklahoma City, OK 73116


All officers and directors
  as a group (4 persons)       3,249,978 (e)                  16%

*Less than 1% of the common stock outstanding at June 30, 1995.
__________________

(a) Francisco Carvajal is beneficial owner of 500,000 shares held by Corporation Inmobiliaria Textil; and 5,500,000 shares held by Fundacion Carvajal as Trustee of Fideicomiso Hispamer.

(b) Includes 13,100 shares of Common Stock that may be acquired upon exercise of employee stock options previously granted under the Corporation's 1987 Stock Option Plan.

(c) Includes 403,000 shares of Common Stock which may be acquired upon exercise of non-qualified incentive stock options granted
     December 14, 1993, however; due to the discontinuation of operations of Outfitters, these options will never be exercisable.

(d) Includes 4,700 shares of Common Stock that may be acquired upon exercise of employee stock options previously granted under the Corporation's 1987 Stock Option Plan.

(e) Includes 417,800 shares of Common Stock that may be acquired by such persons upon exercise of employee stock options previously granted under the Corporation's 1987 Stock Option Plan and on December 14, 1993.

Compensation of Directors

         Non-employee directors of the Corporation are entitled to a fee of $2,000 per year plus $500 for attendance at each meeting of the Board of Directors.
Non-employee directors receive a fee of $250 for each committee meeting attended.



Item 13. Certain Relationships and Related Transactions

         Hospitality Realty, Inc. ("Hospitality"), in which
Mr. Bradford holds approximately 35% of the outstanding shares of common stock, was indebted to the Corporation in the amount of $804,669 as of December 31, 1988, which was subsequently written off by the Corporation.
During 1993, Hospitality repaid $225,000 of the amount owed to the Corporation.

         During 1991 and 1993, the Corporation loaned
$109,958 to Dennis D. Bradford and received as collat-eral 1,109,513 shares of the Corporation's Common Stock owned by Mr. Bradford. Mr. Bradford in turn loaned a portion of the funds to Hospitality.

         On December 16, 1993, the Corporation acquired all of the stock of Caribbean Outfitters, Inc. in exchange for 2,000,000 shares of Common Stock of the Corpora-tion. In addition to the 2,000,000 shares of Common
Stock issued, the Corporation also granted a contingent stock earn-out to the stockholders of Caribbean Outfit-ters, Inc. for up to an additional 2,000,000 shares to be issued based upon the following earnings and expan-sion contingencies: (i) an additional 100,000 shares of Common Stock for each new store location opened up to 1,000,000 shares; and (ii) an additional 100,000 shares of Common Stock for each $1,000,000 in cumulative gross revenues from Caribbean Outfitters' operations over $2,000,000 in annual revenues up to an additional
1,000,000 shares. The contingent stock earn-out runs through December 31, 1996. Mr. Swain and his wife received 1,721,170 shares of Common Stock issued in the acquisition. Due to the fact that the Corporation has discontinued the operations of Outfitters, it is antic-ipated that no stock will be issued under the earnout.

         During July 1994, the Corporation purchased all of the stock of the West Indies Resort Company and all of the limited partnership interests in the West Indies
Club Limited which together owned the option to pur-chase the Hotel on the Cay in St. Croix and a marketing agreement to sell time share units in that hotel. As a result of this transaction, 125,962 shares of Common
Stock were issued to Robert E. Swain as a part owner of those companies.

         Dr. Alejandro G. Asmar, a director of the Corpora-tion is the president and principal in AGA Associates, Inc. which acted as a financial advisor to the Corpora-tion in the acquisition of Olympic Mills. AGA will receive a fee of $440,000 in stock and cash for provid-ing financial advisory services with respect to the Acquisition. AGA also received a fee of $112,500 from OMC for arranging a loan with respect to the Acquisi-tion. AGA also receives an on going fee of $8,000 per month for providing advisory services to OMC.

Director Liability

         Because of increasing concern about director liability and the growing unavailability of insurance, the Corporation may find it necessary to provides incentives to induce outside individuals to join its Board. For the same reasons, the Corporation has adopted the provisions of the Delaware Corporation Law permitting the Corporation to limit the liability of the Corporation's directors to the Corporation and its stockholders for monetary damages for breach of fidu-ciary duty as a director. Such limitation on a director's liability is subject to the following statu-tory exceptions: (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders;
(ii) for acts of omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or repurchases, or (iv) for any transaction from which the director derived an improper personal benefit.

         The Corporation has also adopted the provisions of the Delaware Corporation Law permitting indemnification of directors, officers, employees or agents of the Corporation against expenses, including attorneys' fees, incurred in connection with the defense of any action, suit or proceeding in which such a person is a party by reason of his being or having been a director, officer, employee or agent of the Corporation, or of any corporation, partnership, joint venture, trust or other enterprise in which he served as such at the request of the Corporation, provided that he acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Corpora-tion, and with respect to any criminal action or pro-ceeding, had no reasonable cause to believe his conduct was unlawful, and provided further (if the threatened, pending or completed action or suit is by or in the right of the Corporation) that he shall not have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation (unless the court determines that indemnity would nevertheless be proper under the circumstances).




                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
Reports on
              Form 8-K

(a) The following are filed as part of this report:

1.  Consolidated Financial Statements:

    Reference is made to the Index to Consolidated
    Financial Statements appearing on page F-1 of this report.

2.  Financial Statement Schedules
    All Financial Statement Schedules are omitted as they are inapplicable or the required information is immaterial.

3.  Exhibits:

3.1 Amended and Restated Certificate of Incorporation (1)

3.2 Amended and Restated By-Laws (1)

4.1 Form of Common Stock Certificate (1)

10.1 Stock Purchase and Redemption Agreement - Olympic Mills Corporation (2)

10.2 Form of Management Contract (1)

10.3 Coachman Incorporated 1987 Stock Option Plan, with Stock Option
     Agreement (1)

10.4 Coachman Incorporated Employee Stock Ownership Plan with Trust
     Indenture (1)

16.1 Letter regarding Changes in Certifying Accountants (3)

21.1 Subsidiaries of the Registrant

     The Corporation has wholly owned subsidiaries, Innkeepers, Inc.; Coachman Inns of America, Inc.; Caribbean Outfitters, Inc.; COVI, Inc.; Caribbean Outfitters, N.V.; Caribbean Outfitters, N.V. Aruba; Back Bay Outfitters, Inc.; Olympic Mills Corporation and Lutania Mills, Inc.

27.1 Financial Data Schedule

(b)(1) Previously filed as Exhibit to Registration Statement #33-15082.
   (2) Previously filed as Exhibit to Form 8-K/A dated December 21, 1995.
   (3) Previously filed as Exhibit to Form 8-K/A dated March 25, 1996.









ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

          Index to Consolidated Financial Statements



                                                                       Page

Independent Auditors' Report                                            F-2

Independent Auditors' Report                                            F-3

Consolidated Balance Sheets, December 31, 1995 and 1994                 F-4

Consolidated Statements of Operations, Years ended December 31, 1995,
 1994, and 1993                                                         F-6

Consolidated Statements of Stockholders' Equity (Deficit), Years ended
 December 31, 1995, 1994, and 1993                                      F-7

Consolidated Statements of Cash Flows, Years ended December 31, 1995,
 1994, and 1993                                                         F-8

Notes to Consolidated Financial Statements                              F-10



All financial statement schedules are omitted, as the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Coachman Incorporated and Subsidiaries:


We have audited the consolidated balance sheet of Coachman Incorporated and subsidiaries (Coachman) as of December 31, 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coachman Incorporated and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Coachman will continue as a going concern. As shown in the accompanying consolidated financial statements, Coachman and its subsidiaries have suffered recurring losses from operations, have a working capital deficiency of approximately $6.5 million at December 31, 1995, and have not generated cash from operations sufficient to pay their obligations when due. As discussed in note 7, a subsidiary of Coachman is in default on several notes and bonds and management of Coachman is seeking to renegotiate the terms of certain debt or settle the debt for less than its face amount. Also, as discussed in note 2, Coachman has future commitments related to an acquisition in progress. These conditions raise substantial doubt about Coachman s ability to continue as a going concern. Management's plans in regard to these matters are described in note 13. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Coachman be unable to continue as a going concern.


                                           KPMG Peat Marwick LLP

Oklahoma City, Oklahoma
April 5, 1996

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Coachman Incorporated and Subsidiaries
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheet of Coachman Incorporated and Subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachman Incorporated and Subsidiaries as of December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has not generated cash from operations sufficient to pay their obligations when due. As discussed in note 7, Caribbean Outfitters is in default on several notes and bonds. These conditions raise substantial doubt about Coachman's ability to continue as a going concern. Management's plans in regard to these matters are described in note 13. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                         Sartein Fischbein & Co.

June 8, 1995

                           COACHMAN INCORPORATED

                         Consolidated Balance Sheets

                          December 31, 1995 and 1994



             Assets
                                                  1995            1994

Current assets:
  Cash and cash equivalents                  $    99,846           32,777
  Accounts receivable:
    Trade                                            922           25,317
    Related parties                               99,636            2,658
  Notes receivable from affiliates                35,702           35,702
  Inventory                                          --           228,855
  Marketable equity securities                   108,000          168,750
  Other current assets                             5,795            1,884
                                             -----------       ----------
     Total current assets                        349,901          495,943
                                             -----------       ----------

Property and equipment, net of accumulated
  depreciation of $244,626 in 1995 and
  $320,145 in 1994                                 2,252          309,105

Notes receivable:
  Officer                                        127,609          120,386
  Affiliates                                     402,633          436,656

Acquisition in progress                        8,629,488              --

Investments in affiliated entities and
  other assets                                    76,038           90,638

Deferred costs, net of accumulated
  amortization of $19,936 in 1994                    --            23,367

Deposits                                             --            67,345

Other assets                                         --            34,655
                                             -----------       ----------

      Total assets                           $ 9,587,921        1,578,095
                                             ===========       ==========


See accompanying notes to consolidated financial statements.

Liabilities and Stockholders'
Equity (Deficit)                                 1995             1994

Current liabilities:
  Accounts payable:
    Trade                                   $    822,994          657,127
    Related parties                                1,822            1,771
  Accrued liabilities:
    Rent                                         138,870           48,400
    Interest                                     301,491          195,128
    Other                                        535,859          114,279
  Notes payable:
    Related parties                            4,710,526          211,150
    Other                                        125,000          139,189
  Current maturities of long-term debt           596,912          289,785
                                            ------------       ----------
     Total current liabilities                 7,233,474        1,656,829
                                            ------------       ----------

Long-term debt                                    32,975          339,196

Stockholders' equity (deficit):
  Preferred stock, $.01 par value;
    authorized 200,000 shares; issued
    and outstanding 7,250 in 1995
    and 4,750 in 1994                                 73               48
  Common stock, $.01 par value; authorized
    25,000,000 shares; issued and
    outstanding 20,265,100 in 1995
    and 7,421,000 in 1994                        202,651           74,210
  Additional paid-in capital                  11,411,589        7,819,458
  Common stock subscribed, unissued              391,500              --
  Common stock subscriptions receivable         (100,000)             --
  Accumulated deficit                         (9,607,966)      (8,311,646)
  Net unrealized gain on marketable
    equity securities                             23,625              --
                                              ----------       ----------
     Total stockholders' equity (deficit)      2,321,472         (417,930)

Commitments and contingencies (notes 2, 11, 12, and 13)
                                              ----------       ----------

     Total liabilities and stockholders'
       equity (deficit)                     $  9,587,921        1,578,095
                                            ============       ==========

                        COACHMAN INCORPORATED

                Consolidated Statements of Operations

            Years ended December 31, 1995, 1994, and 1993





                                        1995          1994          1993

Revenues:
  Management fees from affiliates  $     65,297        67,076       124,686
  Time-share commissions                  2,293        52,780           --
                                   ------------   -----------   -----------
                                         67,590       119,856       124,686
                                   ------------   -----------   -----------
Expenses:
  Time-share commission expenses         6,372         55,840           --
  General and administrative           444,316        494,125       237,554
  Depreciation and amortization          1,435          4,499         7,417
  Impairment of goodwill and
     other assets                          --       1,483,870           --
                                   -----------    -----------   -----------
                                       452,123      2,038,334       244,971
                                   -----------    -----------   -----------

Operating loss                        (384,533)    (1,918,478)     (120,285)

Other income (expenses):
  Interest income                       51,675         52,384        84,888
  Interest expense                     (10,558)        (5,354)       (7,380)
  Other income                           8,260         62,643        18,650
  Gain on sale of marketable
    equity securities                   32,664            --            --
                                   -----------   ------------   -----------
                                        82,041        109,673        96,158
                                   -----------   ------------   -----------

    Loss from continuing operations   (302,492)    (1,808,805)      (24,127)

Discontinued operations:
  Loss from operation of
    discontinued retail activities    (601,027)      (713,887)      (49,146)
  Loss from discontinuing retail
    activities                        (392,801)           --            --
                                   -----------   ------------   -----------

  Net loss on discontinued
  operations                          (993,828)      (713,887)      (49,146)
                                   -----------   ------------   -----------

     Net loss                      $(1,296,320)    (2,522,692)      (73,273)
                                   ===========   ============   ===========

     Net loss applicable to
     common shares                 $(1,367,722)    (2,584,976)      (73,273)

Average outstanding common shares    9,334,313      6,616,750     3,895,833
                                   ===========    ===========   ===========

Net loss per average outstanding
common share from continuing
operations                              $ (.04)          (.28)         (.01)

Net loss per average outstanding
common share from discontinued
operations                              $ (.11)          (.11)         (.01)

Net loss per average outstanding
common share                            $ (.15)          (.39)         (.02)



See accompanying notes to consolidated financial statements.

                            COACHMAN INCORPORATED

           Consolidated Statements of Stockholders' Equity (Deficit)

               Years Ended December 31, 1995, 1994, and 1993
                                                                                     Net
                                                                                 Unrealized
                                                                                 Gain(Loss)
                                                     Common         Common           On                        Total
                                      Additional      Stock         Stock        Marketable                 Stockholders'
- --------------  --------------------    Paid-in    Subscribed,   Subscriptions     Equity     Accumulated      Equity
Shares  Amount     Shares    Amount     Capital     Unissued      Receivable     Securities     Deficit     (Deficit)
- ------  ------  ----------   ------   ----------   -----------   -------------   ----------   -----------   -------------
Balance, December 31, 1992,
   --    $ --    3,812,500  $ 38,125   6,741,143         --             --        (70,313)    (5,715,681)        993,274

Common stock issued, net of issuance costs
   --      --    2,000,000    20,000     180,000         --             --             --             --         200,000

Net unrealized gain on
  marketable equity securities
   --      --          --        --          --          --             --         131,251           --          131,251

Net loss
   --      --          --        --          --          --             --             --        (73,273)       (73,273)
- ------  ------  ----------   -------  ----------     -------       --------        -------    ----------      ---------
Balance, December 31, 1993
   --      --    5,812,500    58,125   6,921,143         --             --          60,938    (5,788,954)     1,251,252

Common stock issued, net of issuance costs
   --      --    1,608,500    16,085     443,232         --             --             --            --         459,408

Preferred stock issued, net of issuance costs
4,750      48                            454,992         --             --             --            --         455,040

Net unrealized gain on marketable equity securities
   --      --          --        --          --          --             --         (60,938)          --         (60,938)

Net loss
   --      --          --        --          --          --             --             --     (2,522,692)    (2,522,692)
- ------  ------  ----------   -------  ----------     -------       --------        -------    ----------     ----------
Balance, December 31, 1994
4,750      48    7,421,000    74,210   7,819,458         --             --             --     (8,311,646)      (417,930)

Common stock issued, net of issuance costs
   --      --   12,844,100   128,441   3,374,656         --             --             --            --       3,503,097

Common stock subscribed, unissued
   --      --          --        --          --      391,500            --             --            --         391,500

Common stock subscriptions receivable
   --      --          --        --          --          --        (100,000)           --            --        (100,000)

Preferred stock issued, net of issuance costs
2,500      25          --        --      217,475         --             --             --            --         217,500

Net unrealized gain on current marketable equity securities
   --      --          --        --          --          --             --          23,625           --          23,625

Net loss
   --      --          --        --          --          --             --             --     (1,296,320)    (1,296,320)
- ------  ------  ----------  --------  ----------     -------       --------       --------    ----------     ----------
Balance, December 31, 1995
7,250    $ 73   20,265,100  $202,651  11,411,589     391,500       (100,000)        23,625    (9,607,966)     2,321,472
=====    ====   ==========  ========  ==========     =======       ========       ========    ==========     ==========


See accompanying notes to consolidated financial statements.

                            COACHMAN INCORPORATED

                   Consolidated Statements of Cash Flows

              Years ended December 31, 1995, 1994, and 1993



                                           1995          1994         1993


Cash flows from operating activities:
  Net loss                             $(1,296,320)  (2,522,692)     (73,273)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Loss from discontinuing retail
        activities                         392,801          --          --
      Gain on sale of marketable
        equity securities                  (32,664)         --          --
      Impairment of goodwill and
        other assets                           --     1,483,870         --
      Depreciation and amortization          1,435      121,536      11,717
      Write-off of deferred revenue            --       (25,626)        --
      Impairment of accounts
        receivable-related parties             --         1,449         --
      Increase in accounts receivable      (72,583)     (10,263)   (40,103)
      Decrease (increase) in inventory     228,855      106,336    (43,367)
      (Increase) decrease in other
        current assets                      (3,911)      27,758      2,844
      Increase in accrued interest on
        notes receivable-officer            (7,223)         --         --
      Increase (decrease) in accounts
        payable and accrued liabilities    344,331      374,352    (51,362)
      Addition of interest, legal,
        and other costs related to
        renegotiated long-term debt          7,319          --         --
                                       -----------   ----------   --------
        Net cash used in operating
          activities                      (437,960)    (443,280)  (193,544)
                                       -----------   ----------   --------

Cash flows from investing activities:
  Payments related to acquisition
    in progress                         (2,113,658)         --         --
  Proceeds from sales of marketable
    equity securities                      117,039          --         --
  Dividends received from investments
    in affiliated entities                  14,600          --         --
  Proceeds from collection of note
    receivable                              34,023       54,705    402,920
  Purchases of property and equipment         --        (43,631)    (3,413)
  Loan made to officer                        --            --     (85,000)
  Proceeds from officer loan repayments       --         17,308        --
  Increase in other assets                    --        (36,479)       --
                                        ----------   ----------   --------
      Net cash (used in) provided by
        investing activities            (1,947,996)      (8,097)   314,507
                                        ----------   ----------   --------

Cash flows from financing activities:
  Proceeds from issuance of preferred
    and common stock, net of
    issuance costs                       2,093,593      260,000        --
  Payment received for subscribed,
    unissued stock                         291,500          --         --
  Capital contributions received               --           --      50,000
  Proceeds of loan from related party       50,550       68,771        --
  Proceeds of loan from third party         50,000          --         --
  Principal payments on note payable
    and long-term debt                     (32,618)     (19,586)       --
                                        ----------   ----------   --------
      Net cash provided by financing
        activities                       2,453,025      309,185     50,000
                                        ----------   ----------   --------
Net increase (decrease) in cash
  and cash equivalents                      67,069     (142,192)   170,963

Cash and cash equivalents,
  beginning of year                         32,777      174,969      4,006

Cash and cash equivalents,
  end of year                         $     99,846       32,777    174,969
                                      ============   ==========   ========

                                                     (Continued)

                           COACHMAN INCORPORATED

            Consolidated Statements of Cash Flows, Continued

             Years ended December 31, 1995, 1994, and 1993





                                             1995        1994       1993
Supplemental disclosure of noncash
  investing and financing activities:

    Net unrealized gain on
      marketable equity securities        $   23,625   (60,938)     131,251
                                          ==========   =======    =========
    Accrued liability related to
      acquisition in progress             $  440,000       --           --
                                          ==========   =======    =========
    Issuance of note payable related
      to acquisition in progress          $4,448,826       --           --
                                          ==========   =======    =========
    Issuance of common stock related
      to acquisition in progress          $1,627,004       --           --
                                          ==========   =======    =========
    Common stock subscription
      receivable                          $  100,000       --           --
                                          ==========   =======    =========
    Purchase of Caribbean Outfitters,
      Inc. common stock through the
      issuance of common stock            $      --        --     1,943,334
                                          ==========   =======    =========
    Conversion of long-term debt
      and accrued interest into
      preferred stock                     $      --    425,040          --
                                          ==========   =======    =========
    Purchase of St. Thomas retail store
      through increase in notes payable   $      --     75,000          --
                                          ==========   =======    =========
    Purchase of Florida retail store
      through assumption of liabilities   $      --    113,427          --
                                          ==========   =======    =========

    Cash payments for interest            $      --      3,223        4,125
                                          ==========   =======    =========


See accompanying notes to consolidated financial statements.

                           COACHMAN INCORPORATED

                Notes to Consolidated Financial Statements

                     December 31, 1995, 1994, and 1993


(1)   Organization and Summary of Significant Accounting Policies

 Organization

 Coachman Incorporated (Coachman) was incorporated on February 5,
 1985. During 1995 and 1994, Coachman's primary business segment was retail sales of leisure wear which resulted from an acquisition in late 1993 (see note 2). As discussed in note 3, Coachman discontinued its retail operations in 1995. Coachman has also managed lodging properties in the United States since its inception and received commissions from the sale of time-share units in the Virgin Islands in 1995 and 1994 as a result of an acquisition in 1994 (see note 2).

 Basis of Presentation and Principles of Consolidation

 The accompanying financial statements include the accounts of Coachman and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Cash and Cash Equivalents

 For purposes of the consolidated statements of cash flows, Coachman considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

 Inventory

 Inventory is stated at the lower of cost or market. Cost is determined using the first in, first out method.

 Investments

 Coachman adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1993. Under Statement 115, all of Coachman's equity securities are classified as available-for-sale.

 Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity (deficit) until realized. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary is charged to operations resulting in the establishment of a new cost basis for the security.
 Dividend income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings as of the trade date. The cost of securities sold is determined by the specific identification method.

 As a result of adopting Statement 115, Coachman adjusted its investment in marketable equity securities to fair value at December 31, 1992, with recognition of the adjustment reflected as a separate component of stockholders' equity (deficit).

 Investments in affiliated entities are accounted for by use of the equity method, and investments in other assets are carried at cost.

 Property and Equipment

 Property and equipment are stated at cost and consist principally of office equipment at December 31, 1995, and retail store equipment at December
 31, 1994. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which range from 3 to 7 years. Repairs and maintenance are expensed as incurred; however, major improvements are capitalized.

 Income Taxes

 Effective January 1, 1993, Coachman adopted Statement No. 109,
 "Accounting for Income Taxes." The cumulative effect of the change in accounting principle was not material and was included in determining the net loss for 1993.

 Under Statement 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Management Fees

 Coachman recognizes management fees from the management of an affiliated hotel in San Antonio, Texas. Management fees are based on a percentage of hotel gross revenue.

 Goodwill

 Goodwill represents the excess of purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years. Amortization expense charged to operations in 1994 and 1993 was approximately $43,000 and $4,000, respectively. In 1994, the remaining balance of approximately $1,330,000 was charged to operations based on management's evaluation of future operations and the uncertainty of future revenues.

 Deferred Costs

 Deferred costs relate to the issuance of bonds and are amortized using the straight-line method over five years. Amortization expense charged to operations for 1994 and 1993 was approximately $15,900 and $700, respectively. Coachman charged to operations the remaining deferred costs in 1995, as the related retail operations were discontinued in December 1995 (see note 3).

 Loss Per Common Share

 Loss per common share amounts are computed by dividing net loss amounts increased for redeemable preferred stock dividends by the weighted average outstanding number of common shares. The computations exclude consideration of certain stock options considered common stock equivalents as their effect is antidilutive. Coachman's Series A, Series_B, and Series C cumulative convertible redeemable preferred stock were not common stock equivalents at issuance. The computation of fully diluted earnings per share, which would assume the conversion of the preferred stock, is not presented as the effect of the conversion of the preferred stock is antidilutive. Undeclared preferred stock dividends of $71,408 and $62,284 were considered in determining net loss applicable to common shares in 1995 and 1994, respectively.


 Reclassifications

 Certain reclassifications have been made to the 1994 and 1993 amounts to conform to the 1995 presentation.

 Fair Value of Financial Instruments

 Coachman's financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, notes payable, and long-term debt. The carrying values of cash and cash equivalents and accounts receivable approximate fair value due to the short-term nature of these instruments. The carrying value of notes receivable and notes payable approximates fair value due to the interest rates approximating the prevailing market rates at December 31, 1995.

 It is not practicable to determine the fair value of accounts payable, accrued liabilities, and long-term debt. The majority of these liabilities relate to the discontinued operations of Coachman (see note 3). Coachman is past due on payment of a large portion of accounts payable and accrued liabilities and is in default on portions of the long-term debt. Management currently intends to settle these obligations for amounts less than the face amounts.

 Use of Estimates in the Preparation of Financial Statements

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

(2)   Acquisitions

 Olympic Mills Corporation and Lutania Mills

 On December 21, 1995, Coachman acquired all of the outstanding common stock of Olympic Mills Corporation (Olympic) and Lutania Mills (Lutania), an affiliate of Olympic in development stage (collectively called the Olympic Group) (the Olympic Acquisition) for $2,000 in cash. The Olympic Group operates a textile manufacturing plant in Puerto Rico which produces underwear and pajamas. Concurrent with and as an integral part of the Olympic Acquisition, Coachman contributed to the capital of Olympic the following:

    -- $2,000,000 in cash;

    -- 6,000,000 shares of Coachman common stock; and

    -- A promissory note for $4,448,826 due on July 15, 1996. The note bears no interest for the first 30 days after issuance; however, any principal payments made after 30 days will bear interest at a rate of 8% per annum. While there is any balance outstanding on the note, Coachman will apply the net proceeds from the issuance of any shares of its stock to the payment of principal and interest under the note and the previous ultimate owner of Olympic and Lutania will remain chairman of the board of directors of Olympic and will have veto power over all transactions over $100,000.

 As part of the Olympic Acquisition, certain amounts due from Olympic to the former owner amounting to $3,570,000 plus accrued interest, and 96,405 preferred shares of Olympic, each with a par value of $100, owned by entities related to the former Olympic shareholder, were paid or acquired by Olympic for $5,458,460 in cash, deferred payment notes amounting to $4,225,714, the assignment of the 6,000,000 shares of Coachman contributed by Coachman to Olympic, the assignment of accounts receivable from an affiliate of Olympic amounting to $1,716,392, and the assignment of the $4,448,826 promissory note contributed by Coachman to Olympic. One of the deferred payment notes is collateralized by a pledge of the shares of Olympic by Coachman. Furthermore, contingent consideration based on the 1995 net earnings of the Olympic Group is to be paid to an entity related to the former owner, as well as a future payment of up to $1,000,000 conditioned upon the obtainment of certain grants requested by the Olympic Group, which amount would be due five years after the conditional payment becomes fixed and the corresponding notes are issued. Additionally, Coachman is committed to issue additional shares of its common stock as of the second anniversary date of the Olympic Acquisition sufficient for the entities currently owning the 6,000,000 shares of common stock issued as part of the Olympic Acquisition to own shares of Coachman having a value of $15 million at such anniversary date.

 This transaction has been determined to be an acquisition in progress and has been accounted for under the equity method of accounting. It is considered an acquisition in progress because the current operating control of the Olympic Group remains with the former owner, and a promissory note issued in connection with the acquisition in the amount of $1,785,200, which is due July 15, 1996, is secured by the stock of Olympic. Operations of the Olympic Group from December 21, 1995, through December 31, 1995, were insignificant and are, therefore, excluded from the 1995 consolidated statement of operations of Coachman. Following are pro forma (unaudited) 1995 results assuming the Olympic Acquisition had been consummated on January 1, 1995:

                                                       Pro Forma
                                          Coachman     Effect of    Coachman
                                         Historical  Olympic Group  Pro Forma
                                         ----------  -------------  ---------
   Revenues                              $   67,590          --       67,590
   Expenses                                 452,123          --      452,123
                                         ----------    ---------    --------
   Operating loss                          (384,533)         --     (384,533)
                                         ----------    ---------    --------

   Other income (expenses)                   82,041     (335,172)   (253,131)

   Equity in earnings of the
     Olympic Group                              --       555,225     555,225
                                         ----------    ---------    --------
   Net earnings (loss) from
     continuing operations               $ (302,492)     220,053     (82,439)
                                         ==========    =========    ========
   Net earnings (loss) per share
     from continuing operations            $   (.04)         .03        (.01)

 Summarized financial information of the Olympic Group as of and for the year ended December 31, 1995, are as follows:

   Total assets                                   $ 28,970,482
   Total liabilities                                15,786,867
   Stockholders' equity                             13,183,615
   Net sales                                        31,184,281
   Net income                                          555,225

 The purchase price has not been allocated to the assets of Olympic as the transaction is an acquisition in progress and has been accounted for under the equity method of accounting.


 West Indies Resort Company and West Indies Club Limited

 Effective July 1, 1994, Coachman issued 300,000 shares of its common stock for all of the outstanding common stock of West Indies Resort
 Company (WIRC). WIRC entered into a sales and marketing agreement with Legend Resorts L.P. (Legend), a limited partnership and one of Coachman's common stockholders, whereby WIRC marketed and sold time-share units on behalf of Legend for the Hotel On the Cay, a resort property located in St. Croix, Virgin Islands. WIRC earned commissions equal to 45% of the sales price of each time-share unit sold. For the year ended December 31, 1995, and six months ended December 31, 1994, respectively, WIRC recognized approximately $2,300 and $52,800 in commissions, which has been included in time-share commissions in the accompanying statements of operations. The sales and marketing agreement expired October 1, 1995.

 Effective July 1, 1994, Coachman issued 260,000 shares of its common stock and paid cash of $260,000 for all of the limited partnership interests of West Indies Club Limited (WICL). WICL had entered into an asset purchase option agreement with Legend to purchase the assets of the Hotel
 On the Cay for $2,000,000, subject to reductions based on time-share sales activity in accordance with the agreement. The asset purchase option agreement expired unexercised October 1, 1995.

 The acquisitions of WIRC and WICL were considered to be tax-free mergers under Internal Revenue Code section 368(a)(2)(D). The transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the results of operations of WIRC and WICL since the acquisition date. The purchase price of $265,600 consisted of cash of $260,000 and $5,600 of Coachman common stock.
 The purchase price of the acquisition was allocated to the assets acquired based on their fair value and resulted in the recognition of goodwill of approximately $260,000, which was charged to operations in 1994.

 Caribbean Outfitters, Inc.

 Effective December 16, 1993, Coachman acquired Caribbean Outfitters,
 Inc. (Caribbean) and its wholly owned subsidiaries in a tax-free merger with Coachman's wholly owned subsidiary, COI Acquisition, Inc.
 Caribbean operated a chain of four retail clothing stores specializing in men's and women's sports apparel located in Aruba (2), Bonaire, and St. Croix. Coachman issued 2,000,000 shares of its common stock with a fair market value of $200,000 and assumed all of Caribbean's liabilities for all of the outstanding common stock of Caribbean.

 As part of the merger agreement, the former Caribbean stockholders had the right to receive as a contingent stock earn-out additional shares of Coachman common stock based on increased store locations and cumulative revenues from operations of Caribbean. No contingent shares were issued in 1994. The Coachman retail operations, including Caribbean, were discontinued in 1995 (see note 3), and as such no contingent shares were issued in 1995 and none are expected to be issued in future periods.

 The acquisition was considered a tax-free merger under Internal Revenue Code section 368(a)(2)(D). This transaction was accounted for as a purchase and, accordingly, the consolidated financial statements include the results of operations of Caribbean since the acquisition date. The purchase price of $1,943,334 consisted of $200,000 of Coachman common stock plus Caribbean liabilities of $1,743,334. The purchase price of the acquisition was allocated to the assets acquired based on their fair value and resulted in the recognition of goodwill of approximately $1,020,000, which was charged to operations in 1994.

 Florida Stores

 During April 1994, Back Bay Outfitters, Inc., a wholly owned subsidiary of Coachman, acquired the assets and assumed the liabilities of a retail store located in Florida. In addition, a wholly owned subsidiary of Caribbean acquired the assets of a retail store in St. Thomas in May 1994. The transactions were accounted for as purchases and, accordingly, the consolidated financial statements include the results of operations of the stores since the acquisition dates. The purchase price of the acquisitions was allocated to the assets acquired based on their fair value and resulted in goodwill of approximately $95,000, which was charged to operations in 1994.

(3)   Discontinued Operations

 The results of the retail sales segment have been reported as discontinued operations in the accompanying consolidated statements of operations.
 Prior year financial statements have been reclassified to present the retail sales segment as discontinued operations. All of the retail stores were closed prior to December 31, 1995, except one, which was closed in March 1996.

 Revenues applicable to the discontinued operations were approximately $517,000, $1,843,000, and $54,000 in 1995, 1994, and 1993,
 respectively. As of December 31, 1995, the assets of the retail sales segment were insignificant. The liabilities of the retail sales segment as of December 31, 1995, include approximately $823,000, $442,000,
 $337,000, and $600,000 included in accounts payable, accrued liabilities, notes payable, and current maturities of long-term debt, respectively.

 The 1995 consolidated statement of operations includes a loss from operations of discontinued retail operations of $601,027 and a loss from discontinuing retail activities of $392,801. The loss from discontinuing retail activities primarily consists of the impairment of assets related to the retail sales segment. Coachman intends to settle the liabilities related to the retail sales segment for amounts less than the face amounts.

(4)   Notes Receivable-Officer

 Notes receivable-officer is a $110,000 note due December
 2003 plus accrued interest. The note bears an interest rate of 6% with interest and principal of approximately $15,000 payable annually and is collateralized by 1,109,498 restricted shares of Coachman common stock. No payments on the note have been received since the inception of the note in 1993.

(5)   Notes Receivable-Affiliates

 Notes receivable-affiliates consist of the following at December 31:

                                                          1995       1994

    Coachman Inns Income Limited Partnership (CIILP)   $ 436,658   472,358
    Other                                                  1,677       --
                                                       ---------   -------
                                                         438,335   472,358
    Less current maturities                               35,702    35,702
                                                       ---------   -------
                                                       $ 402,633   436,656
                                                       =========   =======

 Coachman is co-general partner in CIILP and advanced $700,000 to CIILP under a note agreement which bears interest at 9.0%, payable in monthly installments of $6,397 and maturing in January 2004. The loan is collateralized by a second mortgage on real estate owned by CIILP. In the event that the first mortgage lender were to foreclose on the real estate, management believes proceeds from the eventual sale of the property would be sufficient to cover the lender's first mortgage and Coachman's second mortgage. Coachman recognized interest income on this note of approximately $41,000, $44,000, and $58,000 in 1995, 1994, and 1993,
 respectively.

(6)   Marketable Equity Securities

 The aggregate fair value of the marketable equity securities amounted to $108,000, $168,750, and $229,688, including gross unrealized holding gains of approximately $24,000, $-0 , and $60,938 at December 31,
 1995, 1994, and 1993, respectively. In 1995, the Company sold half of the securities available-for-sale for approximately $117,000 and realized a gain of approximately $33,000.


 (7)  Notes Payable and Long-Term Debt

 Notes payable consist of the following at December 31:

                                                         1995        1994
    8% note payable to Olympic Mills Corporation,
      due in July 1996 (1).                          $ 4,448,826       --

    Summary judgment awarded by court with
      interest at 12%, due on demand (2).                    --     64,189

    6% unsecured note payable to a company, due
      in monthly installments of approximately
      $6,500, including interest, with the final
      installment due in June 1995 (3).                   75,000    75,000

    Unsecured note payable to a stockholder
      director, due on demand.  Interest accrued
      at New York prime rate plus 2%.                    154,150   154,150

                                                          1995       1994

    6% unsecured notes payable to various
      affiliates, due on demand.                     $   107,550    57,000

    9% unsecured note payable to unrelated
      party, due in April 1996.                           50,000       --
                                                     -----------   -------
                                                     $ 4,835,526   350,339


 (1) The Olympic Mills Corporation note was contributed to the capital of the Olympic Mills Corporation in connection with the acquisition in progress discussed in note 2.

 (2) The summary judgment includes amounts awarded by court decree to an individual for outstanding amounts advanced and other costs incurred. The debt was settled during 1995.

 (3) Required payments under the unsecured note have not been made by Coachman through December 1995. The holder of the note and Coachman are currently renegotiating the terms of the note.

 Long-term debt consists of the following at December 31:

                                                           1995       1994

   12% note payable to Aruba Bank, Ltd. from
     Caribbean Outfitters, N.V. (CONV), a wholly
     owned subsidiary of Caribbean.  The note was
     secured by certain equipment, furniture, and
     fixtures of Caribbean (4).                        $  86,680     86,680

   11.5% note payable to a bank from Caribbean,
     due in monthly installments, including interest,
     with the final installment due in January 1997.
     The note is unsecured and is guaranteed by a
     stockholder board member (5).                        37,207     29,888

   14% CONV bearer bonds, with interest payable
     annually on April 1 (6).                            260,000    260,000

   12% CONV bearer bonds, with interest payable
     semiannually on March 31 and September 30 (6).      188,000    188,000

   12% CONV bearer bonds, with interest payable
     semiannually on March 31 and September 30 (6).       28,000     28,000

   13% unsecured note payable to an unrelated party
     with interest and principal due January 1997.
     The note contains provisions permitting settlement
     through the issuance of Coachman common stock
     assuming a conversion rate of approximately
     $.15 per share.                                      30,000     30,000

   Other secured note                                        --       6,413
                                                        --------    -------
                                                         629,887    628,981
Less current maturities                                  596,912    289,785
                                                        --------    -------
                                                       $  32,975    339,196
                                                       =========    =======

 (4) No principal or interest payments were made on the 12% note to Aruba Bank, Ltd. in 1995 or 1994. The note is past due. Coachman continues to accrue interest on the outstanding principal balance.

 (5) The note payable to a bank was in default at December 31, 1994. The bank had first priority on a retail store's inventory and property and equipment. In 1995, the bank received the assets of the store. The bank and Coachman also renegotiated the terms of the note in 1995 which extended the note to January 1997 and increased the interest rate to 11.5%. The new note is unsecured.

 (6) The 14% and 12% CONV bearer bonds have varying maturity dates. A number of the bonds matured in 1994 and 1995, and have not been paid by CONV, Caribbean, or Coachman. In addition, neither Coachman, CONV, nor Caribbean have met the required interest payment obligations related to the bonds. However, interest has been accrued on the outstanding principal balance. The bonds were originally secured by certain inventory, furniture, fixtures, equipment, and accounts receivable of Caribbean, which were disposed of during 1995. These bonds are included in current maturities of long-term debt. Coachman intends to settle these obligations in future periods for amounts less than the face amounts.

(8)   Income Taxes

 As discussed in note 1, Coachman adopted Statement 109 as of January 1, 1993. The cumulative effect of the change in accounting for income taxes was not material and is included in determining the net loss for 1993.

 The net deferred tax assets at December 31 are as follows:

                                                     1995         1994

   Deferred tax assets                          $  1,301,000     989,000

   Deferred tax asset valuation allowance         (1,301,000)   (989,000)
                                                ------------    --------
   Net deferred tax asset                       $        --          --
                                                ============    ========

 The deferred tax asset is comprised primarily of income tax net operating loss carryforwards. Based on the results of Coachman's operations, management does not believe that it is more likely than not that it will be able to realize the benefit of the net operating loss carryforwards and other deductions before they begin to expire. Therefore, Coachman has fully allowed for the deferred tax assets through a valuation allowance.

 There is no income tax benefit as a result of Coachman allowing for 100% of the deferred tax assets. The valuation allowance was increased by $312,000, $499,000, and $490,000 in 1995, 1994, and 1993, respectively.

 At December 31, 1995, Coachman has net operating loss carryforwards of approximately $3,200,000 which, if unused, will expire between the years 2003 and 2010.


(9)   Common and Preferred Stock

 During 1995, Coachman issued 12,844,100 shares of its common stock for approximately $3,500,000 and 2,500 shares of its preferred stock for approximately $218,000 through private placements to raise capital needed for the acquisition in progress discussed in note2 and other corporate purposes. A portion of the shares issued were accompanied by warrants, all of which were exercised by December 31, 1995.

 At December 31, 1995, 1,125,000 shares of Coachman's common stock were subscribed but unissued. Coachman received $391,500 in 1995 related to the subscribed, unissued shares, and has recorded a subscription receivable of $100,000 for the remaining amount to be received for the shares.

 During 1994, Coachman issued 1,608,500 shares of its common stock for approximately $460,000 and 4,800 shares of its preferred stock for approximately $455,000 through private placements to raise capital for the retail sales operations.

 At December 31, 1995, preferred stock includes 3,000 shares of Coachman's 6% Cumulative Convertible Redeemable Series A preferred stock (Series A), 979 shares of Coachman's 14% Cumulative Convertible Redeemable Series B preferred stock (Series B), and 3,271 shares of Coachman's 12% Cumulative Convertible Redeemable Series C preferred stock (Series C). Stated values are $100, $115, and $115 for Series A, Series B, and Series C, respectively, and all three series have a liquidation preference of $100 plus accrued but unpaid dividends per share.

 Dividends, when, as, and if declared by the board of directors, will be at the annual rate of $6.00, $16.10, and $13.80 per share for the Series A, Series B, and Series C preferred stock, respectively, payable in semiannual installments on June 30 and December 31 of each year, commencing on December 31, 1994, for the Series A preferred stock and commencing on June 30, 1994, for the Series B and Series C preferred stock.

 Any or all three of the series are redeemable, in whole or in part, at the option of Coachman on at least 30 days' notice, at any time and at the redemption price of $110, $115, and $115 per share for the Series A, Series B, and Series C preferred stock, respectively, plus accrued and unpaid dividends to the redemption date.

 The Series A, Series B, and Series C preferred stocks are convertible at any time prior to December 31, 1996, at the option of the holder, into 200, 115, and 115 shares of Coachman common stock for each share of Series A, Series B, or Series C preferred stock, respectively, subject to adjustment in certain events.

 The Series A, Series B, and Series C preferred stock will not have voting rights (except as required by law) unless unpaid dividends accumulate in an amount equal to or exceeding three six-month dividend periods, at which time the holders of Series A, Series B, or Series_C preferred stock will be entitled to elect 20% of the members of Coachman's board of directors. The voting rights (one vote per share) will continue until all dividends on the Series A, Series B, or Series C preferred stock are paid current. The sale and transfer of all three series of preferred stock are restricted. The right to elect 20% of the members of Coachman's board of directors will become effective in 1996 as no dividends have been paid since issuance of the preferred stock in 1994.

 The Series A preferred stock is senior to the Series B and Series C preferred stock issues. All preferred stock is senior to Coachman's common stock with respect to dividends and on liquidation or dissolution.

 At December 31, 1995, cumulative unpaid dividends on Series A, Series B, and Series C preferred stock totaled approximately $134,000. There were no Series A, Series B, or Series C redemptions during 1995, 1994, or 1993.


(10) Employees Incentive Stock Option Plans

 On March 30, 1987, Coachman adopted an Employees Incentive Stock
 Option Plan (the Plan). The Plan provides for the granting of options to purchase shares of Coachman's common stock by certain officers, directors, and employees of Coachman upon terms and conditions
 (including price, exercise date, number of shares, and vesting period) determined by the Compensation Committee (the Committee) appointed by the board of directors which administers the plan. The exercise price specified by the Committee may not be less than 100% of the fair market value, as defined, of Coachman's common stock as of the date of the grant. At December 31, 1995 and 1994, 33,550 options were exercisable with an average exercise price of $.26. No options were exercised during 1995, 1994, or 1993.

 No accounting is made with respect to these incentive stock options until such time as they are exercised, at which time the proceeds in excess of the par value of the shares issued will be added to additional paid-in capital.

 In December 1993, Coachman granted to three Coachman officers nonqualified options to purchase a total of 1,000,000 shares of Coachman common stock exercisable at an exercise price of 120% of the closing asked price on December 15, 1993 (closing price of $.10 per share). The options may be exercised at any time during the succeeding five-year period from the option grant date subject to Coachman's ability to raise $1,500,000, the opening of ten new Caribbean stores, and two years of continuous employment by the officers from the option grant date. During 1995, two of the officers resigned from the Company. As a result, stock options granted to the two officers during 1993 to purchase a total of 600,000 shares have been canceled. In addition, as discussed in note 3, Coachman discontinued its retail sales segment in 1995, including Caribbean. As a result, the remaining stock options granted in 1993 to purchase a total of 400,000 shares are not exercisable and will be canceled by December 31, 1996.


(11) Related Party Transactions

 In addition to the management fees which Coachman receives, Coachman is also reimbursed for direct administrative services that it provides to affiliates. General and administrative expenses from continuing operations in the accompanying statements of operations are net of allocated direct charges. Reimbursement of these expenses were approximately $313,000, $314,000, and $564,000 for the year ended December 31, 1995, 1994, and 1993, respectively.

 Coachman, one of its subsidiaries, and an officer are guarantors on certain debt of CIILP which is collateralized by real estate. The outstanding balance of the debt amounted to approximately $2,200,000 at December
 31, 1995. Coachman also holds a second mortgage on the real estate (see note 5).

 During 1995 a consulting company whose president and principal is a director of Coachman provided financial advisory services to Coachman in conjunction with the Olympic Acquisition. The consulting company will receive a fee of $440,000 in

 Coachman common stock and cash, payable in 1996. The fee is included in other accrued liabilities at December 31, 1995. During 1994 Coachman paid approximately $30,000 to a consulting company whose owner is related to one of Coachman's stockholders.


(12) Commitments and Contingencies

 Minimum future rental payments under noncancellable operating leases for office space and equipment at December 31, 1995, are as follows:
 $74,000 in 1996 and $14,000 in 1997.

 Rental expense was approximately $413,000, $536,000, and $44,000 in 1995, 1994, and 1993, respectively.

 During 1995 and 1994, Coachman leased retail facilities under operating leases with varying expiration dates. As discussed in note 3, Coachman discontinued its retail sales segment in 1995. All of the retail stores were closed in 1994 and 1995, except one, which was closed in March 1996.
 Some of the lease expiration dates were subsequent to the dates of the store closings. As such, Coachman or its subsidiaries may be liable for future accelerated rent. Coachman has accrued approximately $139,000 for current and past due rent at December 31, 1995. No amounts have been recorded for future accelerated rent.

 Coachman is a defendant in a lawsuit filed by the landlord of a closed store for nonpayment of rents. The suit asks for past due rent of approximately $56,000 and accelerated rents of approximately $351,000, plus attorney fees and costs. Coachman believes the claim is without merit and intends to vigorously defend its position. Coachman has accrued approximately $34,000 related to this claim.

 As discussed in note 3, at December 31, 1995, Coachman has liabilities recorded related to the discontinued retail sales segment. These liabilities include accounts payable, accrued liabilities, notes payable, and long-term debt. Some of these liabilities are in various stages of dispute and/or litigation, as well as default. Coachman intends to settle these obligations in future periods for amounts less than the face amounts.

 Coachman's wholly owned subsidiary, Coachman Inns of America, Inc., serves as a general partner in a partnership owning one lodging property which another Coachman subsidiary manages. As a general partner, Coachman's subsidiary may be exposed to liability with respect to claims asserted against the partnership.

 Coachman has an employment agreement with an officer that commits
 Coachman to employ the officer through December 31, 1996. Should the officer be terminated, under certain conditions, the officer is entitled to severance pay in the amount of the salary to be paid during the following 24-month period after the officer is terminated or the number of months remaining in the employment period, whichever is less. The agreement stipulates that bonus compensation shall be paid to the officer in an amount of 4% of Coachman's pretax net income up to the first $1,000,000 of such net income and 6% thereafter.


(13) Going Concern

 As shown in the accompanying financial statements, Coachman has incurred losses of $1,296,320, $2,522,692, and $73,273 in 1995, 1994, and 1993, respectively. At December 31, 1995, Coachman's current liabilities exceeded its current assets by

 $6,483,573, and a subsidiary of Coachman was in default on several notes, bonds, and interest payments. These factors create an uncertainty about Coachman's ability to continue as a going concern.

 During 1995, Coachman initiated the acquisition discussed in note 2. Coachman intends to complete the acquisition of the Olympic Group in 1996 by raising additional cash equity through issuance of its common and preferred stock. Amounts payable to the former owner of the Olympic Group aggregate $9.2 million of which $4.5 million is due in 1996.

 If necessary, management could sell its marketable equity securities and receive cash of approximately $100,000 from the sale based on the value of the securities at December 31, 1995. Due to the fact that a substantial portion of accounts payable, accrued liabilities, notes payable, and long-term debt are owed by Caribbean, which has no operations and limited assets, that subsidiary could seek bankruptcy court protection from its creditors while negotiating for the settlement of its liabilities.

 The ability of Coachman to continue as a going concern is dependent on the settlement of certain of its liabilities for less than face amounts and the payment of liabilities incurred in connection with the acquisition of the Olympic Group. The consolidated financial statements do not include any adjustments that might be necessary if Coachman is unable to continue as a going concern.






      OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE

                 Combined Financial Statements

               December 31, 1995, 1994 and 1993


           With Independent Auditors' Report Thereon







                 Independent Auditors' Report


The Board of Directors
Olympic Mills Corporation:


We have audited the accompanying combined balance sheets of Olympic Mills Corporation, subsidiary and affiliate as of December 31, 1995 and 1994, and the related combined statements of operations and retained earnings, and cash flows for each of the three years ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Olympic Mills Corporation its subsidiary and affiliate as of December 31, 1995 and 1994, and the results of their combined operations and their combined cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                           KPMG Peat Marwick LLP

March 14, 1996

Stamp No. 1308576 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.





             OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE

                          Combined Balance Sheets

                        December 31, 1995 and 1994

              Assets                                 1995            1994

Current assets:
  Cash (note 4)                                  $        500            800
  Accounts receivable:
    Trade, net of allowance for doubtful
    accounts of $340,111 in 1995 and
    $319,574 in 1994 (notes 4 and 11)               5,087,883      4,577,559
    Other                                           1,161,811        531,390
                                                  -----------     ----------
                                                    6,249,694      5,108,949

  Due from affiliates (note 8)                            --          55,976
  Inventories (notes 2 and 4)                       9,759,353      8,358,664
  Prepaid expenses                                    198,512        299,814
  Prepaid income taxes (note 6)                        17,094          3,025
                                                  -----------     ----------
      Total current assets                         16,225,153     13,827,228

Equipment and improvements, net
  (notes 3, 4, 5 and 8)                             4,599,815      4,941,904

Intangibles (note 5):
  Leasehold rights, net of accumulated
    amortization of $548,766 in 1995
    and $488,351 in 1994                               55,378        115,793
  Tradenames, net of accumulated amortization
    of $1,414,070 in 1995 and $1,265,920 in 1994    1,548,930      1,697,080
  Goodwill, net of accumulated amortization of
    $3,784,907 in 1995 and $3,413,322 in 1994       5,504,706      5,876,291
  Debt issue costs                                    255,900            --
Other assets, including advances to affiliated
  company of $914,329 in 1994 (note 8)                 48,815        937,300
Deferred tax assets, net (note 6)                     731,785        450,534
                                                  -----------     ----------

                                                $  28,970,482     27,846,130
                                                 ============     ==========

   Liabilities and Stockholder s Equity

Current liabilities:
  Notes payable (note 4)                            8,545,880      2,605,388
  Accounts payable (including bank overdraft
    of $391,834 in 1995)                            2,656,991      1,651,743
  Accrued expenses                                  1,017,798      1,921,346
  Income tax payable (note 6)                         101,198        103,697
                                                 ------------     ----------
      Total current liabilities                    12,321,867      6,282,174

Due to preferred and common shareholders
  (note 5)                                                --       3,570,400
Class A redeemable preferred stock, $100 par
  value.  Authorized, issued and outstanding
  96,405 shares (notes 7 and 8)                           --       9,640,500
Long-term notes payable (note 4)                    3,465,000            --
                                                  -----------     ----------
                                                   15,786,867     19,493,074
                                                  -----------     ----------

Stockholder's equity (notes 7 and 10):
  Common stock, $10 par value.  Authorized,
    issued and outstanding 100 shares (note 4)          1,000         1,000
  Additional paid-in capital                        9,502,384     1,426,554
  Retained earnings                                 3,680,231     6,925,502
                                                  -----------    ----------
      Total stockholder's equity                   13,183,615     8,353,056

Commitments (notes 8 and 9)
                                                 ------------    ----------
                                                 $ 28,970,482    27,846,130
                                                 ============    ==========



See accompanying notes to combined financial statements.





           OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE

         Combined Statements of Operations and Retained Earnings

              Years ended December 31, 1995, 1994 and 1993


                                             1995        1994        1993

Net sales (note 11):
  Trade                                 $ 31,184,281  25,839,901  20,853,870
  Affiliated company (note 8)                    --    3,091,018   2,759,741
                                        ------------  ----------  ----------
      Total net sales                     31,184,281  28,930,919  23,613,611

Cost of goods sold                        26,224,992  23,209,536  17,265,011
                                        ------------  ----------  ----------
      Gross profit                         4,959,289   5,721,383   6,348,600

Selling, general and administrative
  expenses                                 4,924,779   4,582,790   4,405,301
                                        ------------  ----------  ----------
      Operating income                        34,510   1,138,593   1,943,299
                                        ------------  ----------  ----------
Other income/(expense) (note 8):
  Interest expense net, including
    interest income of $46,249 in
    1995 and $62,112 in 1994 from
    affiliated company                      (871,983)   (614,464)   (694,052)
  Reversal of loss contingency reserve     1,125,948   1,125,948         --
                                        ------------  ----------  ----------
      Other income/(expense), net            253,965     511,484    (694,052)
                                        ------------  ----------  ----------
      Earnings before income taxes           288,475   1,650,077   1,249,247

Income tax benefit (notes 1 and 6)           266,750      19,005      38,148
                                        ------------  ----------  ----------
      Net earnings                           555,225   1,669,082   1,287,395

Retained earnings at beginning of year     6,925,502   5,256,420   3,969,025

Dividends on preferred stock              (3,800,496)        --          --
                                        ------------  ----------  ----------

Retained earnings at end of year       $   3,680,231   6,925,502   5,256,420
                                       =============  ==========  ==========


See accompanying notes to combined financial statements.




           OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE

                   Combined Statements of Cash Flows

             Years ended December 31, 1995, 1994 and 1993


                                               1995       1994        1993

Cash flows from operating activities:
  Net earnings                            $   555,225   1,669,082   1,287,395
  Adjustments to reconcile net earnings
    to net cash provided by/(used in)
    operating activities:
      Depreciation and amortization         1,132,339   1,015,364   1,008,002
      Deferred income taxes                  (281,251)   (102,744)   (100,790)
      Reversal of loss contingency reserve (1,125,948) (1,125,948)        --
      Changes in assets and liabilities:
        Accounts receivable                (1,140,745) (2,080,303)    561,435
        Due from affiliates                    55,976     354,913     186,185
        Inventories                        (1,400,689)    385,104  (1,486,357)
        Prepaid expenses                      101,302    (121,180)     (7,791)
        Prepaid income taxes                  (14,069)     (3,025)        --
        Other assets                         (827,907)      6,499         --
        Accounts payable                    1,005,248   1,127,589    (502,935)
        Accrued expenses                      687,400     292,010    (881,632)
        Income tax payable                     (2,499)    (29,740)   (260,448)
                                           ----------  ----------  ----------
             Total adjustments             (1,810,843)   (281,461) (1,484,331)
                                           ----------  ----------  ----------
        Net cash provided by/(used in)
          operating activities             (1,255,618)  1,387,621    (196,936)
                                           ----------  ----------  ----------

Cash flows used in investing activities
  - capital expenditures                     (210,100)   (859,553)   (273,329)
                                           ----------  ----------  ----------

Cash flows from financing activities:
  Net borrowings under line-of-credit
    agreement                               5,181,703    (528,068)    467,382
  Capital contribution by Coachman
    Incorporated                            2,000,000         --          --
  Acquisition and redemption of
    preferred shares of stock              (3,673,260)        --          --
  Payment in partial liquidation of
    notes payable to affiliates            (1,785,200)        --          --
  Deferred debt issuance costs               (255,900)        --          --
  Other payments                               (1,925)        --          --
                                           ----------  ----------  ----------
       Net cash provided by/(used in)
         financing activities               1,465,418    (528,068)    467,382
                                           ----------  ----------  ----------

Net change in cash                               (300)        --       (2,883)
                                           ----------  ----------  ----------
Cash at beginning of year                         800         800       3,683
                                           ----------  ----------  ----------

Cash at end of year                       $       500         800         800
                                          ===========  ==========  ==========


Supplemental disclosure of cash flow information:
  Interest paid                           $   209,159     133,417     254,115
                                          ===========  ==========  ==========

  Income taxes paid                       $    19,070     116,504     286,000
                                          ===========  ==========  ==========


Noncash Transactions

As part of the acquisition of the Company s common stock by Coachman Incorporated and the concurrent payment or refinancing of certain notes due to certain affiliates, and the reaquisition and redemption of the $100 preferred shares of stock, certain noncash transactions were entered into as follows:

   Assignment of an account receivable
     from an affiliate                   $ 1,716,392
                                         ===========
   Assignment of 6,000,000 shares of
     Coachman Incorporated received
     by the Company as a capital
     contribution                        $ 1,627,004
                                         ===========
   Assignment of a promissory note
     received from Coachman
     Incorporated as a capital
     contribution                        $ 4,448,826
                                         ===========
   Deferred payment notes issued in
     partial or total payment of the
     preferred shares of stock and
     related dividends                   $ 1,975,514
                                         ===========
   Deferred payment note issued
     for an equal amount note            $ 1,785,200
                                         ===========
   Deferred payment note issued for
     accrued, but unpaid interest        $   465,000
                                         ===========



See accompanying notes to combined financial statements.





          OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE

                Notes to Combined Financial Statements

                   December 31, 1995, 1994 and 1993



(1)  Organization and Significant Accounting Policies

   Organization

   The accompanying combined financial statements include the accounts of Olympic Mills Corporation, its wholly-owned subsidiary, Yabucoa Industries, Inc. and Lutania Mills, Inc. (an affiliate)

   Olympic Mills Corporation (the Company) was organized under the laws of the State of Delaware on October 19, 1984 to operate a textile manufacturing plant. On April 20, 1990, Corporaci n Inmobiliaria Textil (Cintex), then owner of 51% of the Company's common stock, acquired
   100% control over the Company through the acquisition of the stock of the other shareholder, Bruce Acquisition Corp. (BAC). Bruce Acquisition
   Corp. had 100% control over OM Acquisition Corp. and ED Acquisition
   Corp. OM Acquisition Corp. possessed the remaining outstanding common stock of Olympic Mills Corporation until December 21, 1995. On that date, BAC, ED Acquisition Corp. and OM Acquisition Corp. were merged into Estampados Deportivos, Inc. (an affiliate). Simultaneously, Cintex acquired a $3,000,000 promissory note payable jointly and severally by the Company, and its affiliate, Estampados Deportivos, Inc. (Estampados) (the Companies), 39,276 shares of the Company's preferred stock, and 4,724 shares of Estampados' preferred stock. Yabucoa Industries, Inc. (Yabucoa), the Company s wholly-owned subsidiary, operates a cut and saw manufacturing plant which produces underwear, polo shirts and pajamas that are sold exclusively to the Company. Lutania Mills, Inc. (Lutania) is a company in development stage which will operate a textile manufacturing plant. These companies are referred to hereafter as the Olympic group.

   On December 21, 1995, all of the outstanding stock of the Company and Lutania was acquired by Coachman Incorporated (Coachman) from Estampados and Olympic Holding Corporation. Concurrent with and as an integral part of the acquisition by Coachman, Coachman contributed to the capital of the Company the following:

     --  $2,000,000 cash

     --  6,000,000 shares of Coachman Incorporated's common stock, and

     -- A promissory note for $4,448,826 due on July 15, 1996. This note bears no interest for the first 30 days after issuance, however, any principal payments made after 30 days of issuance will bear interest at the rate of 8% per annum. While there is any balance outstanding on this note, Coachman will apply the net proceeds from the issuance of any shares of its stock to the payment of principal and interest due under the note. Additionally, as long as there are any amounts due under the promissory note, the previous ultimate owner of the Company, Mr. Francisco Carvajal, will remain Chairman of the Board of Directors of the Company and will have veto power over all transactions over $100,000.

   As part of the Company's acquisition, certain amounts due by the Company to Cintex and Fideicomiso Hispamer (an affiliate) amounting to $3,570,000 plus accrued interest, and 96,405 preferred shares of the Company, each with a par value of $100, owned by Cintex and Hispamer, were acquired by the Company for $5,458,460 in cash, deferred payment notes amounting to $4,225,714, the assignment of the 6,000,000 shares of Coachman contributed by Coachman to the Company, the assignment of an account receivable from an affiliate of the Company amounting to $1,716,392, and the assignment of the $4,448,826 promissory note referred to above. One of the deferred payment notes is collateralized by the pledge of the shares of the Olympic group. Furthermore, a payment based on the 1995 combined earnings of the Olympic group, was to be made (no such payment is estimated to be due), as well as a future payment of up to $1,000,000 conditioned upon the obtention of certain grants requested by the Olympic group, which amount would be due five years after the conditional payment becomes fixed and the corresponding notes are issued.

   Additionally, Coachman is committed to issue additional shares of its common stock as of the second anniversary date of the acquisition sufficient for the entities related to Mr. Francisco Carvajal owning the 6,000,000 shares of common stock issued as part of the acquisition to own shares of Coachman having a value of $15 million at such anniversary date.

   The payment of the note payable to Cintex and the acquisition of the preferred shares owned by it were funded with the proceeds of the $2,000,000 capital contribution by Coachman, net borrowings of $2,852,000 and the collection of amounts due from Lutania of $608,385. Additionally, an account receivable from an affiliate amounting to $1,716,392 was assigned to Cintex, notes aggregating to $1,975,514 were issued and 500,000 of the 6,000,000 shares of Coachman received as a capital contribution, with a recorded book value of $135,584, were assigned to Cintex. The amount paid by the Company in excess of the face value of the $1,785,200 note due to Cintex and the par value of the 39,276 shares of $100 preferred shares of stock ($3,574,392) was accounted for as a dividend on the preferred shares of stock.

   The transaction with Hispamer did not involve an immediate cash payment but, rather, the issuance of a deferred payment note, the assignment of the $4,448,826 note referred to above and the assignment of the remaining 5,500,000 shares of Coachman received by the Company as a capital contribution, which had a recorded book value of $1,491,420. The excess of the face and recorded values of these instruments over the par value of the 57,129 shares of $100 preferred shares of stock was recorded as a dividend on said preferred stock.

   The shares of stock of Coachman received by the Company as a contribution to its capital were accounted for at their estimated market value diluted by the issuance of said additional shares of stock.

   Significant Accounting Policies:

     (a)  Investment in Yabucoa Industries, Inc.

        The combined financial statements include the accounts of the Olympic group. All significant intercompany balances and transactions have been eliminated in the combination, including intercompany profit on assets remaining within the group.

     (b)  Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

     (c) Equipment and Improvements

        Equipment and improvements are stated at cost. Depreciation is computed by the straight-line method over the estimated useful life of the assets. The estimated useful lives (in years) of the Company's equipment and improvements are as follows:

                                                 Useful Life

             Machinery and equipment              2.5 to 15
             Leasehold improvements               8

        The cost of maintenance and repairs is charged to expense as incurred. The cost of significant renewals and improvements is added to the carrying amounts and accumulated depreciation for assets sold or retired are eliminated from the respective accounts and gains or losses on disposition are reflected in the combined statement of operations and retained earnings.

     (d)  Intangibles

        Goodwill represents the excess of the purchase price over the net identifiable fair value of assets acquired. Goodwill is being amortized by the straight-line method over 25 years. Tradenames and leasehold rights represent the portion of the purchase price attributable to these intangible assets at the acquisition date based on fair values determined by an independent appraisal. Tradenames and leasehold rights are being amortized by the straight-line method over 20 years and 10 years, respectively. Deferred debt issuance costs represent expenses incurred in the restructuring of the Congress Credit Corporation financing agreement and will be amortized over a period of three years.

        Amortization expense for the Company for each of the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

             1995                        $ 580,150
             1994                          580,148
             1993                          580,149


      (e) Income Taxes

        Under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

     (f)  Fair Value of Financial Instruments

        The fair value information of financial instruments in the accompanying financial statements was determined as follows:

           Cash

           The carrying amount approximates fair value because of the short-term nature of this instrument.


           Receivables, Due from Affiliates, Inventories, Prepayments, Other Assets, Accounts Payable, Accrued Expenses and Income Tax Payable

           The carrying amount approximates fair value because these financial instruments mature and should be collected or paid within six months after December 31.


           Notes Payable

           The fair value of the notes payable is estimated based on the discounted cash flows for the same or similar issues under current rates offered to the Company for debt of the same remaining maturity. The fair value of the long-term debt at December 31, 1995 approximates its book value because of the proximity of the issuance date and December 31, 1995.

     (g)  Reclassifications

        Certain amounts in the 1994 financial statements have been reclassified to conform them to the 1995 presentation.

     (h)  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  Inventories

   Inventories as of December 31 were comprised of the following:

                                            1995         1994

        Finished goods                  $ 4,419,314    4,754,195
        Work-in-process                     424,025      462,406
        Raw materials                     4,671,914    3,142,063
                                        -----------    ---------
                                        $ 9,515,253    8,358,664
                                        ===========    =========


(3)  Equipment and Improvements

   Equipment and improvements as of December 31 consist of the following:

                                            1995          1994

        Machinery and equipment        $ 7,749,644     7,572,155
        Leasehold improvements             196,903       164,292
                                       -----------     ---------
                                         7,946,547     7,736,447
        Less accumulated depreciation
          and amortization               3,346,732     2,794,543
                                       -----------     ---------
        Equipment and improvements,
          net                          $ 4,599,815     4,941,904
                                       ===========     =========


 (4) Borrowings

   The following debts were outstanding at December 31, 1995 and 1994:

                                                      1995         1994

Notes payables:
   Note payable to Corporacion Inmobiliaria
     Textil (Cintex), due and payable upon
     receipt of sums due to the Company by
     a governmental instrumentality under a
     Special Incentives for Infrastructure
     Contract.  The note is interest free if
     repaid within thirty days after issuance,
     otherwise, interest accrues at 8%           $   603,589          --

   Note payable to Corporacion Inmobiliaria
     Textil (Cintex), due and payable ninety
     days from the date of issue, bearing
     interest at the rate of eleven hundredths
     of one percent per day                          370,000          --

   Note payable to Fideicomiso Hispamer, due
     on July 15, 1996, bearing interest at the
     rate of 12% if paid at maturity (at 8% if
     paid prior to the maturity date),
     collateralized by the pledge of the common
     shares of stock of the Company                1,785,200          --

   Revolving loans due to Congress Credit
     Corporation pursuant to a loan and
     security agreement.                           5,787,091    2,605,388
                                                  ----------    ---------
                                                  $8,545,880    2,605,388
                                                  ==========    =========

Long-Term Debt:
  Term loans due to Congress Credit Corporation
    (Congress), collateralized by a chattel
    mortgage over the Companies' property          2,000,000          --

  Promissory note due to Corporacion
    Inmobiliaria Textil (Cintex) due and
    payable on December 21, 2000, bearing
    interest at 7%, due quarterly                  1,000,000          --

  Promissory note to Fideicomiso Hispamer
    due on December 21, 2000, interest at
    7% due quarterly                                 465,000          --
                                                  ----------    ---------
                                                  $3,465,000          --

   On December 21, 1995, the Olympic group entered into a loan and security agreement with Congress Credit Corporation (Congress) providing a maximum credit of $15,000,000. The agreement provides the following financing arrangements and financial accommodations.

   Congress will provide revolving loans subject to certain limitations up to a maximum amount of $13,000,000, letter of credit accommodations up to a maximum amount of $1,000,000 and a $2,000,000 term loan. The Olympic group shall pay Congress a letter of credit fee at an annual 4% rate over the daily outstanding balance of the letter of credit accommodations and an annual facility fee of $75,000 while the agreement is in effect. An unused line fee will be charged to the Olympic group at a rate of .50% over the excess of $13,000,000 over the average principal balance of the outstanding revolving loans and letter of credit accommodations. The agreement provides for a first chattel mortgage on all the equipment owned by the Olympic group and a lien upon its intangible assets, cash and investments, inventory and eligible receivables.

   Interest is payable on the outstanding principal amount at a 4% annual interest rate over Congress's cost of borrowing 936 fund in the commercial paper market or 2% over prime rate, whichever is less. At December 31, 1995, the Company was being charged at 2% over prime rate pending the filing of certain documentation on 936 funds.

   The agreement contains various financial and nonfinancial covenants for which the Company has complied except certain convenants for which a waiver was obtained.

(5)  Due to Preferred and Common Shareholders

   Due to preferred and common shareholders at December 31, 1994 consisted of the following:

       -- 12% promissory note payable to the Hispamer
          Trust on October 1, 2000                         $ 1,785,200

       -- 12% promissory note payable to Cintex on
          October 1, 2000                                    1,785,200
                                                           -----------
        Total                                              $ 3,570,400
                                                           ===========

   Promissory notes payable were secured by a first mortgage on the equipment and improvements of the Companies. The note payable to Cintex was paid in cash on December 21, 1995. The note payable to Hispamer was refinanced on December 21, 1995 and is presently due on July 15, 1996 at 12% (see note 5).

(6)  Income Taxes

   The provision for income taxes is calculated separately for the each of the companies since the tax laws of Puerto Rico require the filing of separate income tax returns for each company. Corporate income earned in Puerto Rico is taxed at graduated statutory rates of 22% to 45%.

   Under the provisions of the Puerto Rico Industrial Incentives Act of 1978, as amended, the Company has been granted partial tax exemption from the payment of Puerto Rico income, property and municipal taxes for a period of 10 years ending in March 1995 at the following rates:

                 First 5 years        80%
                 Second 5 years       70%

   The Company has applied for a new tax exemption grant under the provisions of the Puerto Rico Tax Incentives Act of 1987 at 90% exemption for income and property and 60% for municipal taxes. The new tax grant is expected to be retroactively effective on January 1, 1993; accordingly, the provision for income taxes reflected in the accompanying financial statements has been calculated assuming the 90% exemption will be granted.

   Yabucoa has been granted, under the provisions of the Puerto Rico Tax Incentives Act of January 24, 1987, as amended, partial tax exemption from the payment of Puerto Rico income, property and municipal taxes for a period of 20 years ending in August 2010, January 2010 and June 2011, respectively, at the following rates:

                 Income and property  90%
                 Municipal            60%

   As discussed in note 1, the Olympic group adopted Statement of Financial Accounting Standard No. 109 as of January 1, 1993. The income tax benefit for the years ended December 31, 1995, 1994 and 1993, which is from Puerto Rico, consists of the following:

                                           1995        1994       1993

        Current income tax expense     $   14,501     83,739     62,642
        Deferred income tax benefit      (281,251)  (102,744)  (100,790)
                                       ----------   --------   --------
            Income tax benefit, net    $ (266,750)   (19,005)   (38,148)
                                       ==========   ========   ========

   The income tax effect of the temporary difference comprising the deferred income tax benefit for the years ended December 31, 1995, 1994 and 1993 relates to net operating loss carryforwards of Lutania and the undistributed earnings of Yabucoa, the latter at a tax rate of ten percent which is the applicable statutory tax rate for exempt subsidiaries.

   Combined income tax expense for the years ended December 31, 1995, 1994 and 1993 differed from the amounts computed by applying the statutory rates applicable in Puerto Rico as a result of the following:

                                               1995       1994       1993

       Computed "expected" tax expense     $ 129,814    742,535    562,161
       Tax reduction resulting from
         Industrial Incentives Tax Grant    (116,832)  (668,282)  (505,945)
       Other permanent and other
         differences                           1,519      9,486      6,426
                                           ---------   --------   --------
                                          $   14,501     83,739     62,642
                                          ==========   ========   ========

   The Company is incorporated in the United States and, accordingly, is subject to U.S. income taxes; however, it has elected the benefits of
   Section 936 of the U.S. Internal Revenue Code. In 1993 and 1992, Section 936 allowed a credit equal to the tax on earnings derived from Puerto Rico. In taxable years after December 31, 1993, the credit under Section 936 is subject to certain limitations. Section 936 allows an income tax credit limited to the sum of 60% of total employees compensation subject to certain limitations, certain percentages of the depreciation allowance and qualified state income taxes. Based on this formula called "Economic Activity Limitation", no federal tax liability results for the years ended December_31, 1995 and 1994.

   At December 31, 1995, Lutania has the following net operating loss carryforwards available to offset taxable income, if any:

                  Year

                  1998           $    144,777
                  1999                489,915
                  2000                467,109
                  2001                484,260
                  2002                399,938
                                 ------------
                                 $  1,985,999
                                 ============


(7)  Redeemable Preferred Stock

   The holders of the Class A Redeemable Preferred Stock (the Preferred
   Stock) are entitled to receive, when and as declared by the Board of Directors, preferred cumulative cash dividends at the rate of $12.00 per share per annum. The Preferred Stock is redeemable in certain instances.
   In the event of a voluntary or involuntary liquidation of the Company, the holders of the Preferred Stock are entitled to receive out of the assets
   of the   Company up to the sum of $100 per share, plus an amount equal to any unpaid dividends at the distribution date, prior to any payments to the holders of the common stock. The holders of the Preferred Stock are not entitled to voting rights. The preferred shares of stock were acquired
   by the   Company on December 21, 1995 and redeemed (see note 1).

(8)  Transactions with Related Parties

   During the years ended December 31, 1995, 1994 and 1993, sales to Estampados amounted to approximately $2,300,000, $3,091,000 and $2,760,000, respectively.

   Hispamer Trust, a beneficiary trust (the "Trust") created by Francisco Carvajal Narvaez and his family under the laws of the Commonwealth of Puerto Rico and under the administration of Central Hispano Puerto Rico held 57,129 shares of the Company's Preferred Stock and 6,871 shares of Estampados Class A Preferred Stock. The Trust also held a $2,000,000 promissory note issued by the Company and Yabucoa, secured by the Company s and Yabucoa s equipment and improvements. The preferred shares of stock were acquired by the Company on December 21, 1995 and redeemed (see note 1).

   The Company advanced $701,999 and $513,561 during 1995 and 1994, respectively, to an affiliate in development stage and charged interest of $46,249 in 1995 and $62,112 in 1994.

   The Company allocated insurance expense of approximately $96,761 in 1995, $167,239 in 1994 and $114,636 in 1993 to affiliated companies.

   The Company leases its office and manufacturing facilities from Cintex under a yearly renewable lease agreement. Total rent expense under all leases amounted to approximately $742,000 in 1995, $682,000 in 1994 and $676,000 in 1993.

   The Company, together with Estampados and other affiliates, guaranteed the repayment of a $1,000,000 loan granted by a commercial bank to America Mills C. por A., an affiliate. This loan contained certain covenants which were not met as of December 31, 1995 and 1994. Mr. Francisco Carvajal has agreed with the Company to satisfy all future payments, if any, to be made by the Company in the event of default by America Mills C. por A.

(9)  Commitments and Contingencies

   On September 23, 1993, the U.S. Environmental Protection Agency issued a complaint and notice of opportunity for hearing against the Company for alleged violation of Section 313 of the Emergency Planning and Community Right to Know Act ("ECPRA"). This complaint alleged eleven different violations and proposed a total penalty of $187,000. The parties have agreed to settle the claims for $70,000, which payment shall be made in two installments, the first of which shall be satisfied 45 days after executing the settlement. The Company has accrued the $70,000 at December 31, 1995 and it is included in accrued expenses in the accompanying balance sheet.

   Yabucoa and Lutania leases office and operating facilities under operating leases.

   Rent expense under all noncancellable operating leases for the Company and its subsidiary for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

              1995              $ 801,474
              1994                735,526
              1993                723,590


   Following is a summary of future minimum lease payments by Yabucoa under its noncancellable operating lease at December 31, 1995:

        1996                             $   59,474
        1997                                 59,474
        1998                                 59,474
        1999                                 59,474
        2000                                 29,737
                                         ----------
        Total minimum lease payments     $  267,633
                                         ==========

   Lutania has entered into a lease agreement covering its manufacturing facilities. The conditions of this agreement stipulate annual rents varying from $1.50 to $2.75 per square feet (135.500 square feet in total) upon the satisfactory construction of a waste water treatment plant acceptable to the Puerto Rico Aqueduct and Sewer Authority or upon the occupation of more than 50% of the available manufacturing space whichever occurs first. The agreement is for a 10 year period commencing on June 1, 1994. Since none of the conditions previously mentioned have been fulfilled, Lutania has not and is not presently paying nor accruing any rent.

   The Company and Cintex have been assessed approximately $822,000 by the Puerto Rico Aqueduct and Sewer Authority for excess waste discharges dating back to January 1989 up to November 1995. Management intends to object the reasonableness of this assessment; however, the Company is presently not in a position to estimate the amount, if any, by which such assessment may be overstated. In the event that the Company is required to pay any part of the aforementioned assessment, Hispamer Trust, as previous principal co-owner and principal beneficiary in the sale of the Company agrees to hold the Company harmless for any such payment, subject to a deductible of $50,000.

(10) Changes in Capital Structure

   The Company is contemplating a private placement offering of 240,000 shares of Series A 10% cumulative convertible preferred stock with a minimum limit of 180,000 shares. The preferred stock will be offered at $25 per share with quarterly dividends payable at a fixed annual rate of $2.50 per share beginning June 30, 1996. The preferred stock will have liquidation preference of $25 per share plus accrued and unpaid interest. The preferred stock will be convertible at the option of the holder at any time after the first year, unless, earlier redeemed, into shares of common stock of Coachman Incorporated, the parent of the Company ("Coachman") at a conversion ratio of 40 shares of Coachman common stock for each share of preferred stock. The preferred stock may be redeemed by the Company after two years at $26.25 per share, after three years at $26 per share, after four years at $25.50 per share and after five years at $25 per share, plus accrued and unpaid dividends. After five years, a preferred stock holder has the right to require the redemption of his preferred stock by the Company at $25.00 per share plus accrued and unpaid dividends.

   Contingent upon the successful sale of the preferred stock being offered, the Certificate of Incorporation will be amended, to increase the aggregate number of authorized shares of common and preferred stock to 4,500,000 and 500,000, respectively. The amended Certificate of Incorporation will provide for the exchange of $100 par value common and preferred stock for new shares of $.01 common and preferred stock, respectively. It is anticipated that a final decision as to these matters may be taken by the latter part of April 1996 or during the month of May 1996.

(11) Major Customers

   Sales to three customers accounted for $17,923,840, $14,181,657 and $8,646,529 during the years ended December 31, 1995, 1994 and 1993, respectively. Accounts receivable from those customers were $2,839,029 and $2,329,228 at December 31, 1995 and 1994, respectively.







                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Oklahoma City, on May 13, 1996.

                                  COACHMAN INCORPORATED

                                  By: /s/ Dennis D. Bradford
                                  Dennis D. Bradford, Chairman of the Board,
                                  Chief Executive Officer and
                                  Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant.

Signature                           Title                      Date


/s/ Dennis D. Bradford       Chairman, Chief Executive      May 13, 1996
Dennis D. Bradford           Officer, Chief Financial
                             Officer and Director


/s/ Alejandro G. Asmar       Director                       May 13, 1996
Alejandro G. Asmar


/s/ Jay T. Edwards           Director                       May 13, 1996
Jay T. Edwards


/s/ Robert E. Swain          Director                       May 13, 1996
Robert E. Swain