Form 10-Q/A
period 1995-03-31
COACHMAN INC
filed 1996-05-31
CIK 816249

FORM 10-Q/A

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






This Form 10-Q/A is being filed to correct information on the Consolidated Balance Sheet, March 31, 1996, and December 31, 1995.

There were three typographical errors, two in the liabilities section and one in the equity section. Below is a corrected
Consolidated Balance Sheet, March 31, 1996, and December 31, 1995.



COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995

                                                March 31,      December 31,
                                                   1996           1995
                                              -----------      -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                     $    20,116      $    99,846
Accounts Receivable:
     Trade                                            922              922
     Related parties                               45,983           99,636
Notes receivable from affiliates                   35,702           35,702
Marketable equity securities                       96,750          108,000
Other current assets                                3,352            5,795
                                              -----------      -----------
Total Current Assets                          $   202,825      $   349,901

Property and equipment, net of accumulated
depreciation of $244,915 in 1996 and
$244,626 in 1995                              $     1,963      $     2,252

Notes receivable:
     Officer                                      127,609          127,609
     Affiliates                                   393,196          402,633

Acquisition in progress                         9,485,332        8,629,488

Investment in affiliated entities
and other assets                                   76,038           76,038
                                              -----------      -----------
TOTAL ASSETS                                  $10,286,963      $ 9,587,921
                                              ===========      ===========




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
     Trade                                    $   844,861      $   822,994
     Related parties                                2,133            1,822
  Accrued liabilities:
     Rent                                         149,670          138,870
     Interest                                     325,571          301,491
     Other                                        533,301          535,859
  Notes payable:
     Related parties                            4,710,526        4,710,526
     Other                                        125,000          125,000
  Current maturities of long-term debt            596,912          596,912
                                              -----------      -----------
Total Current Liabilities                       7,287,974        7,233,474

LONG TERM DEBT                                     25,075           32,975


STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; authorized
     200,000 shares; issued and outstanding            73               73
     7,250 shares at March 31, 1996
  Common Stock, $.01 par value; authorized        214,526          202,651
     25,000,000 shares, issued and outstanding
     21,452,142 shares at March 31, 1996 and
     20,165,142 in 1995
  Additional paid-in capital                   11,791,214       11,411,589
  Common stock subscribed, unissued                                391,500
  Common stock subscriptions receivable                           (100,000)
  Accumulated deficit                          (9,055,524)      (9,607,966)
  Net unrealized gain on marketable
     equity securities                             23,625           23,625
                                              -----------      -----------
Total Stockholders' Equity                      2,973,914        2,321,472
                                              -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $10,286,963      $ 9,587,921
                                              ===========      ===========









                                SIGNATURES

                                 FORM 10-Q


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COACHMAN INCORPORATED
                              (Registrant)



May 30, 1996                  By:   /s/ Dennis D. Bradford
                              Dennis D. Bradford
                              Chairman of the Board
                              Chief Financial Officer