Form 10-Q
period 1996-06-30
COACHMAN INC
filed 1996-08-08
CIK 816249

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1996
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

                  Commission file number 1-9593

                      COACHMAN INCORPORATED
     (Exact name of registrant as specified in its charter)

     Delaware                                73-1244422
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification No.)

        301 N.W. 63rd, Suite 500, Oklahoma City, OK 73116
     (Address of principal executive offices)     (Zip Code)
                         (405) 840-4667
       Registrant's telephone number, including area code

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

     Class                         Outstanding at June 30, 1996
Common Stock, $.01 par value            21,452,642 shares






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

Material Changes in Financial Position
June 30, 1996 and December 31, 1995

During the six month period ended June 30, 1996, the Corporation continued the process of purchasing Olympic Mills Corporation and its affiliate Lutania Mills, Inc. (together "Olympic Mills"). The Olympic Mills purchase (the "Acquisition") is being accounted for as an acquisition in progress. During the period, the Corporation and Olympic Mills paid $80,297 of interest on the notes due to the sellers from internal sources of capital. At June 30, 1996 the Corporation and Olympic Mills were still indebted to the sellers in the amount of $6,206,080.
On July 29, 1996 one note of $122,054 was paid off. The other notes originally matured on July 15, 1996; however; they were extended until September 13, 1996.

During the period, Current assets decreased by $168,985 caused by a decrease in Cash of $93,748, which was used to fund operations and for the Acquisition; repayment by an affiliate of Note receivable of $50,324 and the sale of Marketable securities. Current liabilities increased by $120,542; due primarily to increases in Accounts payable of $90,777 and Accrued expenses of $29,040.
The Corporation still has a sizable negative current ratio, caused primarily by the debts of Caribbean Outfitter's, Inc.; Caribbean Outfitters, N.V. Aruba; Caribbean Outfitters, N.V. and Back Bay Outfitters, Inc. (together "Retail Subsidiaries") and the $4,613,826 note due to the sellers of Olympic Mills.
The Corporation is seeking additional equity or long term debt to refinance the note due to the sellers of Olympic Mills. The Corporation will continue to try to settle the debts of the Retail Subsidiaries or liquidate them.
These Retail Subsidiaries have no current business and are accounted for as Discontinued operations.

During the period, total Assets increased by $1,611,410. This increase was due to an increase in Acquisition in progress of $1,791,256; caused by the Net income of Olympic Mills and then additional investment in Olympic Mills by the Corporation; offset by the decrease in Current assets and Notes receivable affiliate. Total Liabilities increased by $110,120.

Stockholders' equity increased by $1,501,260. This was caused by the decrease in Accumulated deficit of $1,401,290 (the Net income) and the sale of 1,187,500 shares of Common Stock in a Private Placement. The Corporation now has an Accumulated deficit of $8,206,706.

Liabilities and expenses associated with the Retail Subsidiaries accounted for $2,173,173 of the Corporation's Current liabilities and $2,195,726 of the Corporation's Total liabilities. Additionally, the acquisition in progress of Olympic Mills accounted for $10,420,744 of the Corporation's Current assets and $5,110,526 of the Current liabilities.

Olympic Mills, the Corporation's un-consolidated subsidiary had Current assets of $20,868,932; Total assets of $33,475,241; Current liabilities of $13,387,642;
Total liabilities of $18,500,363 and Stockholders' equity of $14,974,878. Olympic Mills is accounted for by the Corporation as an Acquisition in progress of $9,485,332.



Results of Operations
For three and six month periods ended June 30, 1996 compared to the same periods of 1995.

For the three months ended June 30, 1996 the Corporation had Net income of $848,818 ($.04 per share), compared to a Net loss of $229,942 ($.02 per share) for the same period of 1995. For the six months ended June 30, 1996 the Corporation had Net income of $1,401,290 ($.07 per share), compared to a net loss of $470,321 ($.04 per share) for the same period of 1995. The Corporation had Operating losses of $83,141 and $204,350 for the three and six month periods ended June 30, 1996; compared to Operating losses of $166,228 and $371,607 for the same periods of 1995. Revenues increased by $3,905 and $6,430, caused by increases in Management fees of $3,905 and $8,723 and the ceasing of selling time share units. Operating expenses decreased by $83,087 and $167,257. This was caused by the ceasing of selling time share units, decreases in General and administrative costs of $59,847 and $115,044 and Depreciation of $19,335 and $39,411. The decreases in General and administrative expenses would have been approximately $60,500 greater if non recurring charges of $38,000 for fees associated with past audits and $16,000 of legal fees and $6,600 of accounting fees associated with the Acquisition had not been charged. During the second quarter, it was determined that the $38,000 audit fee was charged twice and it was reversed. Management believes that this decrease in general and administrative expenses is in part due to the cost saving measures undertaken in our plan of action to mitigate the explanatory paragraph in the auditors reports for 1994 and 1995. Also included in General and administrative expenses were $52,905 of travel expenses, primarily associated with the management of Olympic Mills.

Other Income and expense increased by $913,871 and $1,606,300, caused primarily by the equity in the income of Olympic Mills of $935,412 and $1,641,256.

Olympic Mills had Net sales of $10,338,258 and $20,134,510 for the three and six month periods ended June 30, 1996 compared to $9,105,857 and $15,119,183 for the same periods for 1995. Net earnings of Olympic Mills for the corresponding periods were $935,412 and $1,641,263 for 1996 and $467,401 and $401,446 for 1995. Olympic Mills sales were increased partially to increased purchasing by the U.S. Military. During the quarter, Olympic Mills was awarded a five year contract to produce briefs for the U.S. Department of Defense. The contract should result in sales of at least $3,000,000 annually. During the quarter, the Department of Defense also exercised its option to purchase tee-shirts during 1997. The minimum purchases under the contract are $11,000,000. Other sales remained reasonably constant. During the quarter, Olympic Mills also continued to increase its private label manufacturing business and began to ship America Project (Registered) tee-shirts to the U.S. market.

During the quarter, the Corporation continued its actions to mitigate the situation which caused the independent auditors to add an explanatory paragraph discussing conditions that raise doubt about the Corporation's ability to continue as a going concern. The Corporation has now ceased all retail operations. All overhead associated with these operations has been eliminated. Although these operations are consolidated for accounting purposes, the Corporation believes it is not directly liable for the debt of these subsidiaries. The Corporation will continue to try to work out the debts of these subsidiaries, if this is not successful it will look at other options such as liquidation. With the exception of these discontinued operations the Corporation was able to meet its commitments.

In order to repay the Acquisition loans, on July 1, 1996 Olympic Mills Corporation offered for sale shares of preferred stock in a Private Placement being underwritten by Rizek Investments of Puerto Rico. The Corporation has also arranged for a term loan of up to $3,300,000 to be used to repay the Acquisition loans.



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

Other than stated below, the Corporation is not a party to any current, pending or threatened material legal proceedings. The Corporation's subsidiary Caribbean Outfitters, Inc. is a party to a number of suits related to the closing of all Retail Operations. In the opinion of management none of these will effect the corporation.



COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995

                                             June 30,          December 31,
                                               1996               1995
                                            -----------        -----------
ASSETS

CURRENT ASSETS:
Cash and cash equiv.                        $     6,098        $    99,846
Accounts receivable:
     Trade                                          952                922
     Related parties                             49,312             99,636
Notes receivable from affiliates                 35,702             35,702
Marketable equity securities                     85,500            108,000
Other current assets                              3,352              5,795
                                            -----------        -----------
Total current assets                        $   180,916        $   349,901

Property and equipment, net of accumulated
depreciation of $245,199 in 1996 and
$244,626 in 1995                                  1,679              2,252
Notes receivable:
     Officer                                    131,409            127,609
     Affiliates                                 383,545            402,633
Acquisition in progress                      10,420,744          8,629,488
Investments in affiliated entities               81,038             76,038
  and other assets
                                            -----------        -----------
TOTAL ASSETS                                $11,199,331        $ 9,587,921
                                            ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:                       $                  $
     Trade                                      913,771            822,994
     Related parties                              2,547              1,822

  Accrued liabilities:
     Rent                                       149,670            138,870
     Interest                                   353,701            301,491
     Other                                      501,889            535,859

  Notes payable:
     Related parties                          4,710,526          4,710,526
     Other                                      125,000            125,000
  Current maturities                            596,912            596,912
                                            -----------        -----------
Total current liabilities                     7,354,016          7,233,474

LONG-TERM DEBT                                   22,553             32,975

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized

     200,000 shares; issued and outstanding          73                 73
     7,250 shares at June 30, 1996

  Common stock, $.01 par value; authorized      214,526            202,651
     25,000,000 shares, issued and outstanding
     21,452,642 shares at June 30, 1996 and
     20,265,142 in 1995

  Additional paid-in capital                 11,791,214         11,411,589
  Common stock subscribed, unissued                                391,500
  Common stock subscriptions receivable                           (100,000)
  Accumulated deficit                        (8,206,676)        (9,607,966)
  Net unrealized gain on marketable sec          23,625             23,625
                                            -----------        -----------
     Total stockholders' equity               3,822,762          2,321,472
                                            -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $11,199,331        $ 9,587,921
                                            ===========        ===========



COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
AND THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                              THREE MONTHS ENDED  SIX MONTHS ENDED

                                 June 30,    June 30,    June 30,    June 30,
                                   1996        1995        1996        1995
                                ----------  ----------  ----------  ----------
Revenues:
  Management fees               $   21,625  $   17,720  $   42,029  $   33,306
  Time-share commissions                 0           0           0       2,293
                                ----------  ----------  ----------  ----------
                                    21,625      17,720      42,029      35,599
Expenses:
  Time-share commission expenses         0           0           0       6,372
  General and administrative       104,477     164,324     245,801     360,845
  Depreciation and amortization        289      19,624         578      39,989
                                ----------  ----------  ----------  ----------
                                   104,766     183,948     246,379     407,206
                                ----------  ----------  ----------  ----------
Operating income/(loss)            (83,141)   (166,228)   (204,350    (371,607)
                                ----------  ----------  ----------  -----------

Other income (expense):
  Interest income                   13,362      12,100      25,492      24,405
  Interest expense                 (26,337)    (22,811)    (55,479)    (46,929)
  Other income                       2,834      11,406       6,568      24,201
  Gain on sale of marketable sec     6,604      17,309       7,449      17,309
  Equity in income of Olympic      935,412           0   1,641,256           0
                                ----------  ----------  ----------  ----------
                                   931,875      18,004   1,625,286      18,986
                                ----------  ----------  ----------  ----------
Income/(loss) from continuing
  operations                       848,734    (148,224)  1,420,936    (352,621)

Discontinued operations:
  Income/(loss) from operation of
    discontinued retail activities      84     (81,719)    (19,646)   (117,700)
                                ----------  ----------  ----------  ----------
Income/(loss) on discontinued
  operations                            84     (81,719)    (19,646)   (117,700)
                                ----------  ----------  ----------  ----------
Net income/(loss)               $  848,818  $ (229,943) $1,401,290  $ (470,321)
                                ==========  ==========  ==========  ==========

Avg. outstanding common shares  21,393,919   8,062,668  21,393,919   8,062,668

Net income/(loss) per avg.
  outstanding common share
  from continuing operations          0.04       (0.02)       0.07       (0.04)

Net income/(loss) per avg.
  outstanding common share
  from discontinued operations        0.00       (0.01)       0.00        0.00

Net income/(loss) per avg.
  outstanding common share            0.04       (0.03)       0.07       (0.06)




COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                        SIX MONTHS ENDED

                                                     June 30,      June 30,
                                                       1996           1995
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ 1,401,290   $  (489,125)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
  Depreciation and amortization                             578         5,887
  Partnership loss                                            0         3,258
  Gain on sale of marketable security                    (7,449)            0
  Equity income in Olympic Mills                     (1,641,256)            0
  (Increase) decrease in accounts
     receivable-trade                                   150,324        (3,888)
  (Increase) decrease in inventory                            0       (74,159)
  (Increase) decrease in other current                    2,443       (24,604)
  (Increase) decrease in other assets                    (5,000)            0
  Increase (decrease) in accounts payable
     and accrued liabilities                            120,542       222,585
                                                    -----------   -----------
Net cash provided by (used in)
  operating activities                                   21,472      (360,046)
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan repayments from affiliates                    19,088        40,270
  Capital expenditures                                       (5)     (140,111)
  Loans to officers                                      (3,800)       17,307
  Sale of security                                       29,919             0
  Acquisition in progress                              (150,000)            0
                                                    -----------   -----------
Net cash provided by (used in)
  investing activities                                 (104,798)      (82,534)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of stock                                               0       250,000
  Proceeds from note payable                                  0        77,341
  Principal payments on note payable
    and long-term debt                                  (10,422)            0
                                                    -----------   -----------
Net cash provided by (used in)
  financing activities                                  (10,422)      327,341
                                                    -----------   -----------
Net increase (decrease) in cash                         (93,748)     (115,239)

CASH, beginning of period                                99,846       174,969
                                                    -----------   -----------
CASH, end of period                                 $     6,098   $    59,730
                                                    ===========   ===========


COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                                        Net
                                   Paid-in     Common      Common    Unrealized
                                   Capital      Stock       Stock    Loss-Nonc                  Total
               Preferred Common   in Excess   Subscribed, Subscript  Marketable Accumulated  Stockholders
                 Stock    Stock     of Par     Unissued   Receivable Securities   Deficit       Equity
               --------- -------- ----------- ----------- ---------- ---------- -----------  ------------
Balance
  Dec. 31, 1994    $  48 $ 74,210 $ 7,819,458                        $        0 $(8,311,646)    (417,930)
Common stock issued       128,441   3,374,656                                                  3,503,097
Pref. stock issued    25              217,475                                                    217,500
  Common stock
    subscribed, unissued                         391,500                                         391,500
  Common stock
    subscriptions receivable                               (100,000)                            (100,000)
Net unrealized gain on
  marketable sec                                                         23,625                   23,625
Net income/loss for 1995                                                         (1,296,320)  (1,296,320)
               --------- -------- ----------- ----------- ---------- ---------- -----------  -----------
                      73  202,651  11,411,589     391,500   (100,000)    23,625  (9,607,966)   2,321,472

Common stock issued        11,875     379,625    (391,500)   100,000                             100,000

Net income\(loss) for the
  six months ended June 30, 1996                                                  1,401,290    1,401,290
               --------- -------- ----------- ----------- ---------- ---------- -----------  -----------
Balance
  June 30, 1996
                   $  73 $214,526 $11,791,214 $         0 $        0 $   23,625 $(8,206,676) $ 3,822,762
               ========= ======== =========== =========== ========== ========== ===========  ===========



OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE
COMBINED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995



                                        Unaudited
                                        June 30,             Dec. 31,
                                           1996                1995
                                        ----------          ----------
     Assets

Current assets:
     Cash                               $       500         $       500
     Accounts receivable:
       Trade                              7,988,989           5,087,883
       Other                              1,935,805           1,161,811
                                        -----------         -----------
                                          9,925,294           6,250,194

     Inventories                         10,850,211           9,759,353
     Prepaid expenses                        93,427             198,512
     Prepaid income taxes                         0              17,094
                                        -----------         -----------
          Total current assets           20,868,932          16,225,153

Equipment and improvements                4,544,624           4,599,815
Intangibles:
     Leasehold rights                        25,172              55,378
     Trade names                          1,474,854           1,548,930
     Goodwill                             5,318,914           5,504,706
     Debt issue costs                       462,145             255,900
Other assets                                 48,815              48,815
Deferred tax assets, net                    731,785             731,785
                                        -----------         -----------
                                        $33,475,241         $28,970,482
                                        ===========         ===========


Liabilities and stockholder's equity

Current liabilities:
     Notes payable                        9,128,041           8,545,880
     Accounts payable                     2,762,333           2,656,991
     Accrued expenses                     1,396,070           1,017,798
     Income payable                         101,198             101,198
                                        -----------         -----------
          Total current liabilities      13,387,642          12,321,867

Long-term notes payable                   5,112,721           3,465,000
                                        -----------         -----------
                                         18,500,363          15,786,867
Stockholder's equity:
     Common stock, $10 par value.
       Authorized, issued and outstanding
       100 shares                             1,000               1,000
     Additional paid-in capital           9,652,384           9,502,384
     Retained earnings                    5,321,494           3,680,231
                                        -----------         -----------
                                        $33,475,241         $28,970,482
                                        ===========         ===========



OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE
COMBINED STATEMENTS OF OPERATIONS
THREE MONTH PERIOD ENDED JUNE 30, 1996 AND 1995 AND
SIX MONTH PERIOD ENDED JUNE 30, 1996 AND 1995


                           Three Months Ended         Six Months Ended
                          June 30,     June 30,      June 30,      June 30,
                           1996          1995          1996          1995
                         Unaudited                   Unaudited
                        -----------   -----------   -----------   -----------
Net sales               $10,338,258   $ 9,105,857   $20,134,510   $15,119,183

Cost of goods sold       (7,753,441)   (7,200,571)  (15,672,325)  (11,960,354)
                        -----------   -----------   -----------   -----------
Gross profit              2,584,817     1,905,286     4,462,185     3,158,829

Selling & admin. exp.    (1,606,153)   (1,345,817)   (2,621,794)   (2,488,062)
                        -----------   -----------   -----------   -----------
Operating income            978,664       559,469     1,840,391       670,767

Interest expenses          (355,877)     (186,717)     (682,152)     (364,900)
Other income                312,625        94,649       483,024        95,579
                        -----------   -----------   -----------   -----------
Income before
 Income taxes               935,412       467,401     1,641,263       401,446

Income tax benefits              --            --            --            --
                        -----------   -----------   -----------   -----------
Net earnings                935,412       467,401     1,641,263       401,446










                                   SIGNATURES

                                   FORM 10-Q


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COACHMAN INCORPORATED
                              (Registrant)



August 8, 1996                By:   /s/ Dennis D. Bradford
                              Dennis D. Bradford
                              Chairman of the Board
                              Chief Financial Officer