Form 10-Q
period 1996-09-30
COACHMAN INC
filed 1996-11-13
CIK 816249

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1996
                               OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

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

     Class                         Outstanding at September 30, 1996
Common Stock, $.01 par value       21,452,642 shares






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

Note 1: On December 22, 1995, the Corporation purchased Olympic Mills Corporation and Lutania Mills, Inc. The transaction is being accounted for as an Acquisition in Progress.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Position
September 30, 1996 and December 31, 1995

During the nine month period ended September 30, 1996; the Corporation continued the process of purchasing Olympic Mills Corporation and its affiliate Lutania Mills, Inc. (together "Olympic Mills"). The Olympic Mills purchase (the "Acquisition") is being accounted for as an Acquisition in Progress. During the period the Corporation and Olympic Mills paid $76,056.46 of interest on the notes due to the sellers from internal sources of capital. At September 30, 1996 the Corporation and Olympic Mills were still indebted to the sellers in the amount of $6,084,026. The notes originally matured on July 15, 1996; however; they were extended until October 31, 1996.

On October 2, 1996 the Sellers and the Corporation agreed to the repayment of these notes as follows: The Bridge Note, in the amount of $4,448,826, and the Availability Note in the amount of $1,636,200 together with accrued interest of $436,974; were repaid by the issuance of 6,521 shares of Series AA Redeemable Preferred Stock of the Corporation.

In order to repay the Acquisition loans, on July 1, 1996, Olympic Mills Corporation offered for sale shares of preferred stock in a private placement being underwritten by Rizek Investments of Puerto Rico. On October 8, 1996, 57,000 shares were issued for $1,425,000 and on November 8, 1996 an additional 11,400 shares were issued for 285,000. The Corporation also issued 375,000 shares of Common Stock at $.40 per share, in an intrastate issue in Puerto Rico.

In addition, the Corporation and the Sellers agreed to settle the price protection clause in the Acquisition, whereby the Corporation might be obligated to issue additional Common Stock on December 22, 1997. The guarantee was settled for a cash payment of $1,250,000 in cash and the agreement to issue an additional 5,000,000 shares of Common Stock to the Sellers. In addition the Corporation granted to the Sellers warrants to purchase 5,000,000 shares of Common Stock at a price of $.50 for five years. The cash payment was made on October 8, 1996; from the proceeds of the sale of the Preferred Stock of Olympic Mills Corporation. The Common Stock will be issued during 1997.

During the period, Current assets decreased by $198,479 caused by a decrease in Cash of $105,788, which was used to fund operations and for the Acquisition; repayment by an affiliate of Note receivable of $50,849 and the sale of Marketable securities. Current liabilities increased by $147,179; due primarily to increases in Accounts payable of $99,876 and Accrued expenses of $46,286. The Corporation still has a sizable negative current ratio, caused primarily by the debts of Caribbean Outfitter's, Inc.; Caribbean Outfitters, N.V. Aruba; Caribbean Outfitters, N.V. and Back Bay Outfitters, Inc.
(together "Retail Subsidiaries") and the $4,710,526 note due to the Sellers of Olympic Mills. On October 2, 1996, the Corporation and the Sellers agreed to convert the Seller notes to preferred stock of the Corporation, which will cause a significant decrease in Current liabilities and increase in Stockholders' equity. The Corporation will continue to try to settle the debts of the Retail Subsidiaries or liquidate them. These Retail Subsidiaries have no current business and are accounted for as Discontinued operations.

During the period, total Assets increased by $1,878,122. This increase was due to an increase in Acquisition in progress of $2,095,516; caused by the Net income of Olympic Mills and then additional investment in Olympic Mills by the Corporation; offset by the decrease in Current assets and Notes receivable affiliate. Total Liabilities increased by $136,770.

Stockholders' equity increased by $3,831,365. This was caused by the decrease in Accumulated deficit of $1,641,065 (the Net income) and the sale of 1,187,500 shares of Common Stock in a Private Placement. The Corporation now has an Accumulated deficit of $7,966,601.

Liabilities and expenses associated with the Retail Subsidiaries accounted for $2,173,173 of the Corporation's Current liabilities and $2,195,726 of the Corporation's Total liabilities. Additionally, the acquisition in progress of Olympic Mills accounted for $10,420,744 of the Corporation's Current assets and $5,110,526 of the Current liabilities.

Olympic Mills, the Corporation's un-consolidated subsidiary had Current assets of $17,925,852; Total assets of $30,712,778; Current liabilities of $10,977,363; Total liabilities of $16,066,568 and Stockholders' equity of $14,646,210. Olympic Mills is accounted for by the Corporation as an Acquisition in progress of $10,725,004.



Results of Operations

For three and nine month periods ended September 30, 1996 compared to the same periods of 1995.

For the three months ended September 30, 1996 the Corporation had Net income of $240,105 ($.01 per share), compared to a Net loss of $310,908 ($.02 per share) for the same period of 1995. For the nine months ended September 30, 1996 the Corporation had Net income of $1,641,395 ($.08 per share), compared to a net loss of $781,229 ($.07 per share) for the same period of 1995. The Corporation had Operating losses of $57,090 and $261,440 for the three and nine month periods ended September 30, 1996; compared to Operating losses of $197,830 and $569,437 for the same periods of 1995. Revenues increased by $915 and $7,345; caused by increases in Management fees of $915 and $9,638 and the ceasing of selling time share units. Operating expenses decreased by $139,925 and $300,652. This was caused by the ceasing of selling time share units, decreases in General and administrative costs of $121,098 and $236,142 and Depreciation of $18,727 and $58,138. The decreases in General and administrative expenses would have been approximately $39,600 greater if non-recurring charges and $33,000 of legal fees and $6,600 of accounting fees associated with the Acquisition had not been charged. Management believes that this decrease in General and administrative expenses is in part due to the cost saving measures undertaken in our plan of action to mitigate the explanatory paragraph in the auditors reports for 1994 and 1995. Also included in General and administrative expenses were $65,607 of travel expenses, primarily associated with the management of Olympic Mills.

Other Income and expense increased by $308,451 and $1,914,751, caused primarily by the equity in the Income of Olympic Mills of $304,260 and $1,945,516.

Olympic Mills had Net sales of $9,130,114 and $29,264,626 for the three and nine month periods ended September 30, 1996 compared to $9,329,952 and $24,449,135 for the same periods for 1995. Net earnings of Olympic Mills for the corresponding periods were $304,260 and $1,949,380 for 1996 and $476,676 and $878,120 for 1995. Olympic Mills sales were increased partially due to increased purchasing by the U.S. Military.

During the quarter the U.S. Military placed orders for the minimum purchases under the 1997 tee-shirt contract totaling $11,000,000. Deliveries to the U.S. Military under the 1996 contract were approximately $2,000,000 less than expected due to quality problems at one of Olympic Mills' suppliers. These problems have now been addressed.

Other sales remained reasonably constant for the first two months of the quarter. However, during September, sales and deliveries were approximately $2,000,000 less than expected. This decrease was due to the effects of Hurricane Hortense. Although the hurricane caused only minor damage, losses of power and water caused all of our facilities to be closed for nine days. Also, the general retail sales for Puerto Rico during September and early October were negatively impacted. Olympic Mills has filed a claim under its business interruption insurance which should be settled during the fourth quarter of 1996.

During the quarter, Olympic Mills also continued to increase its private label manufacturing business. Olympic Mills is currently bidding on several significant private label programs.

During the quarter, the Corporation continued its actions to mitigate the situation which caused the independent auditors to add an explanatory paragraph discussing conditions that raise doubt about the Corporation's ability to continue as a going concern. During the year, the Corporation ceased all operations of its subsidiaries, Caribbean Outfitters, Inc. and Back Bay Outfitters, Inc. These account for a major portion of the Corporation's negative earnings and liabilities. Liabilities of Caribbean Outfitters, Inc. are Accounts payable of $950,719 and Note payable of $993,615. Accounts payable of Back Bay Outfitters, Inc. are $109,211. These are being accounted for as Discontinued operations. The Corporation is seeking to work out these debts. With the exception of these Discontinued operations, the Corporation was able to meet its commitments.






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

                              COACHMAN INCORPORATED
                              (Registrant)



November 13, 1996             By:   /s/ Dennis D. Bradford
                              Dennis D. Bradford
                              Chairman of the Board
                              Chief Financial Officer






COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                              Sept. 30,          Dec. 31,
                                                 1996               1995
                                             -----------         -----------
ASSETS

CURRENT ASSETS:
Cash and cash equiv.                         $    (5,942)        $    99,846
Accounts receivable:
   Trade                                             922                 922
   Related parties                                48,787              99,636
Notes receivable from affiliates                  35,702              35,702
Marketable equity securities                      68,625             108,000
Other current assets                               3,332               5,795
                                             -----------         -----------
Total current assets                         $   151,426         $   349,901

Property and equipment, net of accumulated
depreciation of $245,199 in 1996 and
$244,626 in 1995                                   1,382               2,252
Notes receivable:
   Officer                                       133,518             127,609
   Affiliates                                    373,675             402,633
Acquisition in progress                       10,725,004           8,629,488
Investments in affiliated entities                81,038              76,038
  and other assets
                                             -----------         -----------
TOTAL ASSETS                                 $11,466,043         $ 9,587,921
                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:                          $                   $
   Trade                                         922,870             822,994
   Related parties                                 2,857               1,822

 Accrued liabilities:
   Rent                                          149,670             138,870
   Interest                                      374,281             301,491
   Other                                         498,537             535,859

 Notes payable:
   Related parties                             4,710,526           4,710,526
   Other                                         125,000             125,000
 Current maturities                              596,912             596,912
                                             -----------         -----------
Total current liabilities                      7,380,653           7,233,474

LONG-TERM DEBT                                    22,553              32,975

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
   200,000 shares; issued and outstanding             73              73
   7,250 shares in 1996
  Common stock, $.01 par value; authorized       214,526             202,651
        25,000,000 shares, issued and outstanding
        21,452,142 shares in 1996 and
        20,265,142 in 1995
  Additional paid-in capital                  11,791,214          11,411,589
  Common stock subscribed, unissued                                  391,500
  Common stock subscriptions receivable                             (100,000)
  Accumulated deficit                         (7,966,601)         (9,607,966)

  Net unrealized gain on marketable sec           23,625              23,625
                                             -----------        ------------
Total stockholders' equity                     4,062,837           2,321,472
                                             -----------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $11,466,043         $ 9,587,921
                                             ===========        ============




COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                THREE MONTHS ENDED       NINE MONTHS ENDED

                                Sept 30,    Sept 30,    Sept 30,    Sept 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------
Revenues:
  Management fees              $   20,577  $   19,662  $   62,606  $   52,968
  Time share commissions                0           0           0       2,293
                               ----------  ----------  ----------  ----------
                                   20,577      19,662      62,606      55,261

Expenses:
  Time share commission expenses        0           0           0       6,372
  General and administrative       77,374     198,472     323,175     559,317
  Depreciation & amortization         293      19,020         871      59,009
                               ----------  ----------  ----------  ----------
                                   77,667     217,492     324,046     624,698
                               ----------  ----------  ----------  ----------
Loss From Operations              (57,090)   (197,830)   (261,440)   (569,437)
                               ----------  ----------  ----------  ----------

Other Income (Expense):
  Interest income                   9,397      11,848      34,889      36,253
  Interest expense                (23,950)    (22,684)    (79,429)    (69,613)
  Other income                      2,826       7,306       9,394      31,507
  Gain on sale of marketable sec    4,597      (7,791)     12,046       9,518
  Equity in income of Olympic     304,260           0   1,945,516           0
                               ----------  ----------  ----------  ----------
                                  297,130     (11,321)  1,922,416       7,665
                               ----------  ----------  ----------  ----------
Income/(Loss) Continuing
operations                        240,040    (209,151)  1,660,975    (561,772)

Discontinued Operations:
  Loss from operations of
    discontinued Retail
    Activities                         65    (101,757)    (19,581)   (219,457)
                               ----------  ----------  ----------  ----------
  Loss on Discontinued operations      65    (101,757)    (19,581)   (219,457)
                               ----------  ----------  ----------  ----------

Net Income /Loss)              $  240,105  $ (310,908) $1,641,395  $ (781,229)
                               ==========  ==========  ==========  ==========

Avg. Outstanding common shares 21,413,637   8,382,944  21,413,637   8,382,944

Net Income/(Loss) Per avg. outstanding common
  share from cont. operations        0.01       (0.02)       0.08       (0.07)

Net Income/(Loss) Per avg. outstanding common
  share from discont. operations     0.00       (0.01)       0.00       (0.03)

Net Income/(Loss) Per avg. outstanding
  common share                       0.01       (0.04)       0.08       (0.09)






COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                     NINE MONTHS ENDED

                                                   Sept 30,       Sept 30,
                                                     1996           1995
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $1,641,395    $ (781,229)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
  Depreciation and amortization                           871        59,009
  Partnership loss
  Gain on sale of marketable security                 (12,046)
  Equity Income in Olympic Mills                   (1,945,516)
   (Increase) Decrease in Accounts                    150,849        14,003
   receivable-trade
  (Increase) Decrease in Inventory                          0        99,395
  (Increase) Decrease in Prepaids and Other             2,463      (267,652)
  (Increase) Decrease in other assets                  (5,000)
  Increase (Decrease) in Accounts payable and
    Accrued liabilities                               147,179       233,309
                                                   ----------    ----------
Net Cash Provided by (Used in)
  Operating Activities                                (19,805)     (643,165)
                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan repayments from affiliates                  28,958       (46,005)
  Capital expenditures                                     (1)      (34,649)
  Loans to officers                                    (5,909)       (5,041)
  Sale of Security                                     51,391       112,500
  Acquisition in progress                            (150,000)            0
                                                   ----------    ----------
Net Cash Provided by (Used in)
  Investing Activities                                (75,561)       26,805
                                                   ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  0       583,227
  Proceeds from note payable                                0        50,000
  Principal payments on note payable
    and long-term debt                                (10,422)      (25,098)
                                                   ----------    ----------
Net Cash Provided by (Used in)
  Financing Activities                                (10,422)      608,129
                                                   ----------    ----------
Net Increase (Decrease) in Cash                      (105,788)       (8,231)

CASH, beginning of period                              99,846        32,777
                                                   ----------    ----------
CASH, end of period                                $   (5,942)   $   24,546
                                                   ==========    ==========






COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPT 30, 1996


                                                                        Net
                                  Paid-in     Common       Common    Unrealized
                                  Capital      Stock       Stock     Loss-Nonc                   Total
             Preferred  Common    in Excess   Subscribed, Subscript  Marketable Accumulated  Stockholders
             Stock      Stock      of Par     Unissued    Receivable Securities   Deficit       Equity
             --------- --------  -----------  ----------- ---------- ---------- -----------  ------------

Balance
Dec. 31, 1994       48   74,210    7,819,458                                 0   (8,311,646)    (417,930)
Common stock issued     128,441    3,374,656                                                   3,503,097
Pref. stock issued  25               217,475                                                     217,500
Common stock
  subscribed, unissued                           391,500                                         391,500
Common stock
  subscriptions receivable                                 (100,000)                            (100,000)

Net unrealized gain on
  marketable sec                                                        23,625                    23,625

Net income/loss for 1995                                                         (1,296,320)  (1,296,320)
             --------- --------  -----------  ----------- ---------- ---------- -----------   ----------
                    73  202,651   11,411,589     391,500   (100,000)    23,625   (9,607,966)   2,321,472

Common stock issued      11,875      379,625    (391,500)   100,000                              100,000

Net income\(loss) for the
  nine months ended Sept 30, 1996                                                 1,641,395    1,641,395
             --------- --------  -----------  ----------- ---------- ---------- -----------   ----------
Balance Sept 30,
1996                73 $214,526  $11,791,214   $       0   $      0   $ 23,625  $(7,966,571)  $4,062,867
             ========= ========  ===========  =========== ========== ========== ===========   ==========






OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE
COMBINED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                                      Unaudited
                                      Sept. 30,            Dec. 31,
                                         1996                1995
                                      -----------         -----------
   Assets

Current assets:
   Cash                               $       800         $       500
   Accounts receivable:
     Trade                              5,149,744           5,087,883
     Other                              1,552,697           1,161,811
                                      -----------         -----------
                                        6,703,240           6,250,194

   Inventories                         10,885,961           9,759,353
   Prepaid expenses                       319,556             198,512
   Prepaid income taxes                    17,095              17,094
                                      -----------         -----------
        Total current assets           17,925,852          16,225,153

Equipment and improvements              4,630,131           4,599,815
Intangibles:
   Leasehold rights                        10,068              55,378
   Trade names                          1,437,817           1,548,930
   Goodwill                             5,226,018           5,504,706
   Debt issue costs                       416,077             255,900
Other assets                               48,816              48,815
Deferred tax assets, net                1,018,000             731,785
                                      -----------         -----------
                                      $30,712,778         $28,970,482
                                      ===========         ===========


Liabilities and stockholder's equity

Current liabilities:
   Notes payable                        6,527,626           8,545,880
   Accounts payable                     2,568,518           2,656,991
   Accrued expenses                     1,493,805           1,017,798
   Income payable                         387,414             101,198
                                      -----------         -----------
        Total current liabilities      10,977,363          12,321,867

Long-term notes payable                 5,089,205           3,465,000
                                      -----------         -----------
                                       16,066,568          15,786,867
Stockholder's equity:
   Common stock, $10 par value.
     Authorized, issued and outstanding
     100 shares                             1,000               1,000
   Additional paid-in capital              53,558           9,502,384
   Paid in Capital                      9,598,826
   Retained earnings                    4,992,826           3,680,231
                                      -----------         -----------
                                      $30,712,778         $28,970,482
                                      ===========         ===========





OLYMPIC MILLS CORPORATION, SUBSIDIARY AND AFFILIATE
COMBINED STATEMENTS OF OPERATIONS
THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1995 AND
NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND 1995


                          Three Months Ended            Nine Months Ended
                          Sept 30,     Sept 30,       Sept 30,     Sept 30,
                            1996         1995           1996         1995
                         Unaudited                   Unaudited
                        -----------   -----------   -----------   -----------
Net sales               $ 9,130,114   $ 9,329,952   $29,264,626   $24,449,135

Cost of goods sold       (7,526,848)   (7,479,843)  (23,196,497)  (19,440,198)
                        -----------   -----------   -----------   -----------
Gross profit              1,603,266     1,850,109     6,068,128     5,008,936

Selling & admin. exp.    (1,405,689)   (1,270,311)   (3,997,818)   (3,748,874)
                        -----------   -----------   -----------   -----------
Operating income            197,577       579,798     2,070,310     1,260,063

Interest expenses          (360,689)     (258,130)   (1,042,843)     (623,031)
Other income                491,062       155,008       974,602        89,825
                        -----------   -----------   -----------   -----------
Income before
 Income taxes               327,950       476,676     2,002,070       887,620

Income tax                   23,690           --         52,690         9,500
                        -----------   -----------   -----------   -----------
Net earnings                304,260       476,676     1,949,380       878,120
                        ===========   ===========   ===========   ===========

Retained Earnings         5,321,494     8,456,364     3,680,231     8,279,210
 at beginning
Dividends on Pre Stock      297,784           --        297,784           --
Redemption of Pre Stocks
  as established in the
  stock purchases and
  redemption agreement
  as of 12/21/95,
  Section 4(b3)             339,000           --        339,000           --
                        -----------   -----------   -----------   -----------
Retained Earning at End   4,988,970     8,933,040     4,992,827     9,157,330
                        ===========   ===========   ===========   ===========