Form 10-K
period 1996-12-31
COACHMAN INC
filed 1997-08-01
CIK 816249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                        FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996
                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securi-ties Exchange Act of 1934
For the transition period from _____________________________ to
_________________

Commission File Number  1-9593

                         COACHMAN INCORPORATED
         (Exact Name of registrant as specified in its charter)

       Delaware                            73-1244422
  (State of incorporation)      (I.R.S. Employer Identification No.)
       301 N.W. 63rd Street, Suite 500, Oklahoma City, OK  73116
       (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code:  (405) 840-4667

Securities registered pursuant to Section 12(b) Of The Securities Ex-change Act:

Title of Each Class                  Name of Each Exchange
on Which Registered
    NONE                                  NONE

Securities registered pursuant to Section 12(g) Of The Securities Ex-change Act:

              Common stock, par value $.01 per share
                          (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[ ]Yes    [ X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 30, 1996 was $3,198,634. As of December 31, 1996, there were 22,670,833 shares of the Registrant's Common Stock, $.01 par value, outstanding.

Documents Incorporated by Reference

  Certain information called for by Part IV of this report is incorporated by reference to the Company's Annual Meeting Proxy statement to be filed within 120 days.


                                PART I

Item 1.     Business

DESCRIPTION OF BUSINESS

General

  Coachman Incorporated (the "Corporation") was incorporated on
February 5, 1985, under the Laws of the State of Delaware.  The
Corporation sold shares to the public on August 13, 1987. The Corpora-tion has seven subsidiaries: Olympic Mills Corporation; Lutania Mills, Inc.; Back Bay Outfitters, Inc.; Caribbean Outfitters, Inc.; Resorts of the Americas Inc.; Innkeepers, Inc. and Coachman Inns of America, Inc. Back
Bay Outfitters, Inc.; Caribbean Outfitters, Inc. and Resorts of the America, Inc. are now inactive as their operations were discontinued in 1995 and early 1996.

Acquisition of Olympic Mills Corporation and Lutania Mills, Inc.

  On December 21, 1995 the Corporation purchased all of the stock of Olympic Mills Corporation ("OMC") and Lutania Mills, Inc. ("LMI") (together "Olympic Mills"). The business of Olympic Mills has become the primary business of the Corporation. On October 3, 1996; the sellers of Olympic Mills and the Corporation agreed to modify the terms of the acquisition agreement. Under these new terms, the acquisition of Olympic Mills has been deemed to have been consummated for financial reporting terms.

  OMC, a Delaware Corporation, is a 46 year old vertical textile and apparel manufacturer located in Puerto Rico and LMI is a Puerto Rican Corporation which is an affiliate of Olympic Mills Corporation. Olympic
Mills is Puerto Rico's leading producer of knitted underwear, tee-shirts and polo shirts. Trade names owned by OMC are Grana underwear, America
Project (Registered) underwear and sportswear and Olympic Mills. In addition, Olympic Mills produces underwear for the U.S. Department of Defense. Currently, Olympic Mills produces 3,000 dozen tee-shirts and 2,000 dozen briefs, polo shirts and other products daily. OMC operates a cutting, sewing and distribution facility in Guaynabo, Puerto Rico and a subsidiary of OMC, Yabucoa Industries, Inc. ("YII") operates a cutting and sewing operation in Yabucoa, Puerto Rico. LMI operates a vertical textile mill in Humacao, Puerto Rico. These facilities, along with outside suppliers, are sufficient to supply the current sales and future expansion.

  LMI, a Puerto Rico corporation was a development stage company during 1995 which was completing the construction and beginning operation of a vertical textile mill in Humacao, Puerto Rico. Early in 1996 the mill began production with full operations scheduled for 1997.

Olympic Mills

  Olympic Mills, wholly owned subsidiaries of the Corporation, are a vertically integrated textile and apparel manufacturer in Puerto Rico. OMC is Puerto Rico's leading manufacturer of underwear, tee-shirts and polo shirts. OMC is classified as a "936 Company" under the U.S. Internal Revenue Code which generally provides that qualified income earned in Puerto Rico is partially not subject to U.S. taxation, subject to certain limitations. OMC is ranked 82nd in Caribbean Business' "Top 200 Puerto Rican Companies." OMC and LMI operate as subsidiaries of the Corporation and YII operates as a subsidiary of OMC.

  Products.  Olympic Mills has four basic product lines.  All cotton knitted men's underwear, cotton and cotton blend knitted tee-shirts, cotton and cotton blend polo shirts and non-knitted sewn products such as
pajamas and shorts.   Trade names used by Olympic Mills include Grana
(Registered) underwear, America Project underwear and sportswear and Olympic Mills. Olympic Mills knits, bleaches and dies most of the knitted fabric used by it and purchases non-knitted fabric from outside sources.

  In 1996, the product mix of Olympic Mills business was underwear
59%, tee-shirts 24%, polo shirts 13%, panties 1% and other products 3%. Currently, Olympic Mills produces 3,000 dozen tee-shirts and 2,000 dozen briefs, polo shirts and other products daily. Olympic Mills operates a vertical mill in Guaynabo, Puerto Rico, a vertical mill in Humacao, Puerto Rico and a cutting and sewing operation in Yabucoa, Puerto Rico.

  Customers.  With the exception of underwear sold to the U.S.
Department of Defense and a private label "big and tall" program, the majority of Olympic Mill's products were sold in Puerto Rico. Grana (Registered) underwear is sold to the general public through leading department stores, retailers and discounters such as WalMart (Registered)
and K-Mart (Registered).  America Project (Registered) tee-shirts are sold to
screen printers who distribute printed shirts to retailers.   America Project
(Registered) polo shirts are used primarily as school uniform shirts and are sold through retailers and also directly to schools in Puerto Rico.

  All of the sales to third parties by Olympic Mills are through OMC. Significant customers in 1996 were the U.S. Department of Defense and
E. Mendoza & Co.  These customers accounted for 39% and 12.9% of
OMC's net sales in fiscal 1996, respectively. No other single customer accounted for more than 5% of OMC's net sales in fiscal 1996. The loss of the sales to any of the key customers would have a material adverse effect on OMC's results of operations. OMC has no long-term purchase contracts or commitments with any customer other than the U.S. Depart-ment of Defense.

  During 1996, OMC produced underwear for all branches of the military with quality and service meeting or exceeding military standards. The Department of Defense contract provides that OMC must sell goods meeting certain specifications at contracted prices if ordered by the Department of Defense. In addition, the contract has no minimum purchase requirements and can be terminated by the Department of Defense at any time.

  In the past OMC operated a sales office in the United States. The office was closed in 1987 due to a change in the ownership of OMC and the owner's desire to concentrate on business in Puerto Rico. Re-entering the U.S. market directly or through strategic alliances present a significant opportunity for growth. The primary business being the production of "Private Label" underwear, sports wear and tee-shirts.

  Marketing. At the present time, OMC is marketing its consumer products in Puerto Rico through two channels of distribution. One is through an in-house sales staff of six which handles direct sales, and the other is through its distributors. In the United States, OMC markets its products through commission representatives or directly to larger custom-ers.

  In the past, OMC has used limited advertising in promoting brand awareness. The existing core business is supplying quality underwear and tee-shirts to the Puerto Rican market. By expanding the product line, increasing marketing and advertising and expanding the customer base, management believes that future growth in this core business is attainable.

  Future Expansion. In the future, OMC expects to open a sales and marketing operation in the United States. Such operation would handle sales and distribution of all of OMC's products in the United States. In addition to "Private Label" manufacturing, OMC believes that both the Grana (Registered) underwear and America Project tee-shirts lines could be very competitive in the U.S. market. The Grana brand is familiar to a large number of Puerto Ricans living in the United States, and OMC intends to market its products to other hispanics. OMC will also pursue licensing opportunities in Puerto Rico and the U.S.

  Competition. There are several competitors for OMC consumer products. The two largest are Fruit of the Loom (Registered) and Hanes (Registered). In Puerto Rico, OMC is very competitive due to brand recognition, loyalty, delivery time and service. However; as OMC expands outside Puerto Rico, it will be at a disadvantage due to the size and financial strength of its competitors.

  Raw Materials. The principal raw materials used by Olympic Mills are 100% cotton yarn and a blend of pre-spun 50% cotton and 50% synthetic yarn. Many factors including crop conditions, agricultural policies, market conditions and demand can significantly affect the cost and availability of these yarns, but to date, Olympic Mills has experienced no difficulty obtaining adequate supplies. Olympic Mills currently purchases yarn from five suppliers; however, these are commodity purchases and are available from a wide range of suppliers. It currently maintains a 60 day inventory of raw materials. All woven and some knitted cloth is purchased from outside suppliers.

  Inventory and Backlog. OMC maintains an inventory of both raw materials and finished goods. At December 31, 1996, raw material and work in process inventory totaled $5,178,026 and finished goods inventory totaled $7,068,032. OMC's backlog consists of confirmed purchase orders. At December 31, 1996, OMC had approximately $4,500,000 of unfilled customer orders for goods. OMC has not experienced any difficulty in filling orders on a timely basis or material returns of its products. OMC maintains a 60 day supply of raw materials and also maintains an inventory of finished goods to level out the effects of seasonality of sales.

  Seasonality. The products sold to the U.S. Department of Defense are not seasonal. Commercial sales are seasonal in nature with Christmas, back to school and Fathers Day being the peak seasons. Olympic Mills is pursuing sales in the United States which will offset this seasonality (ie. Fleece to be manufactured during winter months).

  Patents, Copyrights and Trademarks. OMC is the holder of a number of copyrights and registered trademarks. Those actively used now are Grana and America Project . OMC has used the trade names "Olympic
Mills Corporation" and "Olympic Mills" for 46 years in Puerto Rico and has used it in the United States while operating a sales office in the United States; however, it has not been registered.

  Employees. The Corporation employs 1,068 full and part-time employees. The Corporation does not have a collective bargaining agreement covering any of its employees, nor has it ever experienced any material labor disruption, and is not aware of any efforts or plans to organize its employees. The Corporation contributes part of the cost of medical and life insurance coverage for eligible employees. The Corpora-tion considers relations with its employees to be excellent. The Corpora-tion does not have a retirement or pension program.



Discontinued Operations

  During 1995, the Corporation elected to close all of its retail operations. These included all of the remaining Caribbean Outfitters (Registered) stores and Back Bay Outfitters (Registered) store. These operations had not been profitable and had contributed significant losses to the Corporation. Caribbean Outfitters, Inc. and Back Bay Outfitters, Inc. (together "Outfitters"), the corporations which owned these stores, have considerable debt and virtually no assets. In October, 1996, Caribbean Outfitters, NV, was put under control of the Court of Aruba and it is no longer controlled by the Corporation nor is it liable for outstanding obligations estimated at $900,000. The Corporation continues to own the right and title to the name and registered trademark of Caribbean Outfitters (Registered). During 1996, the Corporation sold the right and title to the registered trademark Back Bay Outfitters (Registered).



Item 2.     Facilities

  The Corporation currently leases approximately 5,900 square feet of office space at 301 N.W. 63rd Street, Suite 500, Oklahoma City, Oklaho-ma, as its corporate headquarters. The current rate is $11.00 per square feet on a lease which expires March 31, 2000.

  The Corporation's subsidiary, Coachman Inns of America, Inc., is co-general partner of a partnership which owns one Coachman Inn property at Military Drive and Interstate 37 in San Antonio, Texas and has an interest in a hotel property in Anaheim, California, located on Katella Avenue at Harbour Drive adjacent to Disneyland.

  OMC leases from a related party a 170,000 square foot manufacturing facility, which contains the executive offices, in Guaynabo, Puerto Rico which lease expires December 31, 1997 and is renewable annually. OMC believes that the current terms are greater than the market rate and that any renewal would be on terms that are no more favorable than could be negotiated with an independent third party. OMC is negotiating to relocate to another facility on more favorable terms. LMI, also leases and occupies a 147,000 square foot manufacturing facility in Humacao, Puerto Rico which lease expires May 31, 2002 and YII occupies a 28,000 square foot cut and sew facility in Yabucoa, Puerto Rico which lease expires July 1, 2000 (both facilities are leased from an agency of the Government of Puerto Rico).


Item 3.     Legal Proceedings

  At December 31, 1996; there were no material legal proceedings pending against the Corporation; Olympic Mills Corporation; Lutania
Mills, Inc.; Innkeepers, Inc.; or Coachman Inns of America, Inc. The subsidiaries of Caribbean Outfitters, Inc. and Back Bay Outfitters, Inc. have a number of claims relating to the discontinued retail operations. The Corporation feels that it is not liable for any of these claims and will vigorously defend itself against any claims to the contrary.


Item 4.     Submission of Matters to a Vote of Security Holders

  No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders through the solicitation of proxies or otherwise.



                                PART II

Item 5. Market for Registrant's Common Equity and Related Stock-holder Matters

                      PRICE RANGE OF COMMON STOCK

  The Corporation's Common Stock is listed for trading on the OTC
Bulletin Board under the trading symbol "CINC". The following table reflects the range of high and low bid prices, as reported by the National Quotation Bureau, for each quarterly period during 1996. The prices represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions. Trading in the Corporation's common stock is very thin and may not be an indication of the value of the Common Stock.

Quarterly Period Ended          High      Low       High      Low
                                Bid       Bid       Ask       Ask

March 31, 1996                  $.25      .1875     .4375     .25
June 30, 1996                   $.21875   .21875    .40625    .3125
September 30, 1996              $.4375    .3125     .5625     .4375
December 31, 1996               $.375     .25       .46875    .375

  On March 31, 1997, the bid and asked price for the Common Stock, as reported on the OTC Bulletin Board, was $.25 and $.3125 per share, respectively. As of December 31, 1996, the Corporation had approximately 680 holders of record of its common stock.


Item 6.     Selected Financial Data

Operating Data

                Year Ended  Year Ended   Year Ended    Year Ended  Year Ended
                  Dec 31,     Dec 31,      Dec 31,       Dec 31,     Dec 31,
                   1996        1995         1994          1993        1992

Revenues       $35,908,536    $67,590      $119,856      $124,686   $134,528
Income (loss)
 from
 continuing
 operations     1,303,330    (302,492)   (1,808,805)      (24,127)   277,408
Net income
 (loss)         1,195,615    (682,034)   (2,227,655)      (73,273)   420,315
Income (loss)
 per common
 share from
 continuing
 operations           .04        (.04)         (.28)         (.01)       .07
Dividends declared
 per common share      --          --            --            --         --


Balance Sheet Data:
                    Dec 31,      Dec 31,      Dec 31,     Dec 31,     Dec 31,
                     1996         1995         1994        1993        1992

Working capital
 (deficiency)      $4,624,026  $(5,974,250)  $(865,849)  $(387,889)  $(58,903)
Total assets       30,961,649    9,587,921   1,578,095   3,092,343  1,142,393
Long-term debt      5,042,555       32,975     339,196     816,155     36,156
Total liabilities  18,688,739    6,357,126   1,770,988   1,841,091    149,119
Stockholders'
 equity
 (deficit)         12,272,910    3,230,795    (122,893)  1,251,252    993,274

(1) Should be read in conjunction with the Consolidated Financial Statements and notes thereto.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

   During the past four years, the Corporation has made significant changes in its business, which have, and will, affect its financial condition
and results of operations.   On December 21, 1995, the Corporation
purchased all of the common stock of OMC and LMI (together "Olympic Mills"). The operation and development of Olympic Mills will become the major focus of the Corporation for the foreseeable future. During 1991, the Corporation was primarily in the hotel management business. During 1992 and 1993, most of the properties managed by the Corporation were sold and, at the end of 1993, the Corporation purchased Caribbean Outfitters, Inc., which operated specialty retail stores. During 1994 the Corporation purchased Back Bay Outfitters, Inc. a retail store specializing in adventure travel gear, clothing and equipment. The Corporation also purchased the West Indies Resort Company and the West Indies Club Limited, thus entering the time share vacation sales business. During 1995, the Corporation closed the operations
of Outfitters  and discontinued the retail operations thereof.   The Corpora-
tion also elected not to exercise the option to purchase the Hotel on the Cay held by West Indies Club Limited. These changes in operations from past to present to future make the analysis of the Corporation's Consolidated Financial Statements difficult. The purpose of this discus-sion will be to clarify these significant changes and supply forward looking information about the Corporation's planned activity (although there can be no assurance that these activities will meet expectations).

Liquidity

   On December 21, 1995; the Corporation acquired all of the outstanding stock of OMC and LMI. The transaction was determined to be an acquisition in progress for accounting purposes, in 1995, and was accounted for under the equity method of accounting. On October 3, 1996; the Sellers of Olympic Mills and the Corporation renegotiated the terms of the acquisition. As a result of this re-renegotiation, the acqui-sition was considered to have been consummated as of October, 1996 for financial reporting purposes. The year end balance sheets of the Corporation, OMC and LMI are consolidated as a result.

   The Corporation originally closed the acquisition of all of the issued and outstanding stock of OMC and its affiliate LMI pursuant to a Stock Purchase Agreement dated December 21, 1995 (the "Agreement") for $2,002,000 in cash, $4,448,826 in notes due the Sellers and 6,000,000 shares of the Common Stock of the Corporation. The
6,000,000 shares had a guaranteed public trading price of $2.50 per share after 2 years from issuance, with additional shares being issued if the price was lower. The Sellers were Corporacion Inmobiliaria Textil ("Cintex"), a Puerto Rico corporation; Fideicomiso Hispamer
("Hispamer"), a Puerto Rico trust; OM Acquisition Corp. ("OM"), a Delaware corporation; Olympic Holding Corp. ("Holding"), a Puerto
Rico corporation and Estampados Deportivos ("ED"), a Puerto Rico corporation (collectively "the Sellers"). Under the Agreement, the Corporation purchased all of the common stock of OMC from ED and provided the necessary capital in the form of cash, notes and stock for OMC to repay all sums due to the Sellers by OMC totalling $3,570,400 and to redeem all of the preferred stock and accumulated dividends of OMC owned by and owed to the Sellers. All of the Common Stock of LMI was purchased from Holdings for a cash payment of $1,000. The sources of the funds used to close the acquisition were loans of $2,000,000 and $852,000 from Congress Credit Corporation to OMC, deferred payment notes from the Corporation and OMC to the Sellers, $1,500,000 from the sale of 3,747,650 shares of common stock of the Corporation in a private placement, $250,000 from the sale of 2,500 shares of preferred stock of the Corporation in a private placement and $250,974 in funds of the Corporation.

   On October 3, 1996; the Corporation and the Sellers agreed that the balances of the $4,448,826 and $1,785,200 notes and accrued interest of $436,977 were settled with the issuance of 6,521 shares of Class AA Redeemable Preferred Stock to the Sellers by the Corporation. This stock has a redemption price of $1,000 per share, which increases 1% each month that the stock is outstanding, and a dividend rate of $100 per year.

   Additionally, the Corporation and the Sellers agreed to settle the common stock price guarantee through the payment of an additional $1,250,000 cash and the commitment to issue an additional 5,000,000 shares of common stock and warrants to purchase an additional 5,000,000 shares of common stock at $.50 per share which were valued at .12 cents each.

   In order to complete the acquisition, the Corporation arranged loans from Congress Credit Corporation ("Congress") to OMC and LMI totaling up to $15,000,000 in the form of a $13,000,000 revolving credit line and $2,000,000 three year term loan. The availability of the revolving credit line is based on 50% of qualified inventory and 80% of qualified receivables of OMC. At December 31, 1996, the availability, based on collateral, of the revolving credit line was $9,547,804 and the balance drawn was $7,921,018; leaving an excess availability of $1,626,786. The balance of the term loan at December 31, 1996 was $1,333,340.

   In addition to the above, OMC issued notes to the Sellers of $1,000,000 and $465,000 due December 21, 2000 at a rate of 7%.
During 1996, OMC issued an additional note to the Sellers of $320,000 on similar terms.

   During 1995, the Corporation elected to close all of its retail operations. The subsidiaries which own the operations accounted for $865,436 of the accounts payable, accrued liabilities, notes payable and long term debt of the Corporation. Management feels that these are not liabilities of the Corporation as the parent company, but only of the respective subsidiary, although this has not been decided by court action. During 1996, Caribbean Outfitters, N.V. was put under court control in Aruba. It is no longer consolidated in the corporations financial statements or controlled by the Corporation.

   At December 31, 1996 and 1995; the Corporation had current assets of $18,270,210 and $349,901 respectively. The increase was due primarily to the consolidation of Olympic Mills. Of these current assets, $4,676,459 were net accounts receivable. During 1996, the average collection period for accounts receivable was 47.64 days. Also included was inventory of $12,246,108 comprised of raw materials, work in process and finished goods. During 1996, inventory turnover was 2.31 times, below the Corporation's goal of 4. At year end, Olym-pic Mills was owed payments for government incentives of $1,092,995.

   At December 31, 1996 and 1995; current liabilities were
$13,646,184 and $6,324,151 respectively. Accounts payable trade at December 31, 1996 accounted for $3,489,614, which included a bank book overdraft of $833,923 (Olympic Mills operates with a zero balance account, whereby funds are drawn on the revolving credit line as checks are presented for payment). Also included in 1996 were accrued liabilities of $1,038,524 and current maturities of long-term debt of $8,964,942.

   At December 31, 1996; the Corporation had a Current Ration of
1.33 times and a Quick Ratio of .44 times. Working capital was $4,624,026; which management believes is sufficient to meet all of the Corporation's current obligations.

Capital Resources

   December 31, 1996 compared to December 31, 1995; Total assets increased by $21,373,728 from $9,587,921 to $30,961,649; Total liabilities increased by $12,331,613 from $6,357,126 to $18,688,739 and
Stockholders' equity increased by $9,042,115 from $3,230,795 to $12,272,910. All of these increases were caused primarily by the consolidation of the financial statements of the Corporation, OMC and LMI.

   At December 31, 1996; the book value per share of common stock was $.54. Debt to stockholders equity was 152.28%. Total asset turnover was 1.16 times.

   During 1996, the Corporation repaid or refinanced notes due to the Seller of Olympic Mills and at the same time settled the price guarantee of the 6,000,000 shares of Common Stock owned by the Sellers. This was accomplished through the agreement to issue an additional 5,000,000 shares of Common Stock, Warrants to purchase 5,000,000 shares of Common Stock for $.50 per share, the issuance by the Corporation of 6,521 shares of Series AA Preferred Stock and the payment of $1,250,000 in cash. The cash payment was funded by the sale of Common Stock of the Corporation and Series A Preferred Stock of OMC. This transaction had the effect of temporarily decreasing debt and increasing the paid in capital of the Corporation.

   At December 31, 1996; the Corporation had Property and Equip-ment of $6,606,225 (net of $1,209,086 accumulated, depreciation and amortization) which secured a loan of $1,333,340. The Corporation also had Intangibles of $3,249,786, which included $1,680,000 right to use waste water plant and $1,400,780 value of tradenames. Additionally, the Corporation holds notes receivable of $534,550.

   The remaining retail subsidiaries have current liabilities of
$865,436.   These subsidiaries have no operations and limited assets.
During the past year, they have been successful in settling some of their liabilities.

   On October 17, 1996; Caribbean Outfitters, N.V. was placed under the jurisdiction of a trustee by the Court of Justice in First In-stance of Aruba. Due to this lack of control, its financial statements are not consolidated with those of the Corporation. On advice of council, the Corporation understands that it has no legal responsibility for the liabilities of Caribbean Outfitters, N.V.


Results of Operations

   The acquisition of OMC and LMI by the Corporation was considered to have been consummated, for financial reporting purposes, as of October, 1996. The results of operations of OMC and LMI for the year ended December 31, 1996 have been consolidated with those of the Corporation as though such acquisition had occurred at the beginning of the year. Due to this consolidation, the results of operations for 1996 bear little resemblance to those for 1995 and 1994.

   For the year ended December 31, 1996, total revenues were $35,908,536 of which $35,826,875 were net trade sales. Cost of goods sold were $28,345,459; producing a gross margin of 20.88%. Operating income was $2,388,166 or 6.66% of total revenues and net income from continuing operations was $1,303,330 or 3.63% of total revenues. Net income was $1,195,615, a net profit margin of 3.33%. Earnings before depreciation, amortization, interest and taxes (EBDAIT) were $3,980,507. For the year, the Corporation produced a return on assets of 3.86% and a return on stockholders equity of 9.74%.

   In order to better understand the trends in the primary business of the Corporation the following information is being provided. Total net sales of Olympic Mills were $35,826,875; $31,184,281 and $25,839,901 for 1996, 1995 and 1994 respectively. Cost of goods sold for the same periods were $28,930,919; $26,224,992 and $23,209,536 respectively producing gross profit margins of 20.88%, 15.90% and 19.78% for the same periods. The changes in cost of goods sold and gross margins can be attributed to the change in product mix, lower raw material costs and a more efficient operation.


THE FOLLOWING PROJECTIONS WERE PREPARED BY MANAGEMENT OF THE CORPORATION AND HAVE NOT BEEN REVIEWED BY INDEPENDENT SOURCES TO THE EXTENT POSSIBLE THE PROJECTIONS ARE BASED ON AN EXAMINATION AND ANALYSIS OF HISTORICAL RESULTS AND POTENTIAL NEW BUSINESS. THERE CAN BE NO ASSURANCE THAT THE RESULTS CAN BE OR WILL BE ACHIEVED.


   These Projected Results of Operations are based on the following assumptions:

1.  Sales efforts in the U.S. Market are successful.
2.  Capacity is increased by the completion of the facility at LMI.
3.  Prices remain constant.
4.  Minimum wage increases are included.
5.  No increases in efficiencies.
6.  Existing financial ratios are maintained.
7.  Start up costs to open new markets are budgeted.
8.  Sales are based on current product mix.


Year                        1997                 1998             1999
Total Income           $ 46,100,000         $ 60,439,000      $ 80,195,000
Cost of Sales            35,234,000           46,673,000        62,327,000
Expenses                  7,824,000            9,311,000        12,300,000
Pre tax income            3,042,000            4,455,000         5,568,000
Taxes                       113,000              155,000           209,000
Net Income                2,929,000            4,300,000         5,579,000

   LMI was a development stage company in 1996.  During early
1996, LMI began limited operations.  By the end of the second quarter of 1997, it should be in full operation.  LMI  produces goods on contract
to OMC.   LMI incurred a net loss of $1,498,116 for 1996.  The
additional capacity provided by LMI should increase the revenues of OMC.

   During 1995, the Corporation elected to close all of its retail operations and discontinue them. Retail sales were approximately
$517,000 and $1,843,000 in 1995 and 1994 respectively. The loss from retail operations was $601,027 and $713,887 in 1995 and 1994 respectively. During 1996, the loss from discontinued operations was $107,715. During 1997, the Corporation will continue to settle the liabilities of these subsidiaries. If the liabilities cannot be settled, management will seek to liquidate the retail subsidiaries.

Impact of Inflation

   Olympic Mills operations are affected primarily by changes in the cost of cotton. During 1994, the costs of cotton increased more rapidly than the company could increase prices due to contractual agreements. During 1995 and 1996, major contracts were negotiated with escalation clauses for increases in cotton prices. The increase in the minimum wage caused an adverse affect on the cost of the products of Olympic Mills. During 1996, the prices of cotton remained relatively stable and decreased in some months.

   During 1996 and 1997, the U.S. minimum wage will increase
$.90. In addition to these increases, OMC is increasing all wages a like amount over four years. During 1996, the first increase in the minimum wage of $.50 occurred, however; the labor content in manufactured products has not increased significantly. This is due to increased efficiencies and lower employee turnover.

   The Corporation's hotel operations have not been adversely affected by inflation. Revenues have kept up with the increase in costs.


Item 8. Financial Statements and Supplementary Data

   Financial Statements as of December 31, 1996 and 1995 and for the three year period ended December 31, 1996 are contained at pages F-1 through F-21 included in this Report on Form 10-K.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

   None.



                                PART III


Item 10.     Directors and Executive Officers of the Registrant.

Management

   The names, ages and current positions with the Corporation of the directors and executive officers of the Corporation are set forth below:

Name                       Age        Positions
Dennis D. Bradford          51        Chairman of the Board,
                                      President and
                                      Chief Executive Officer
Catherine A. Myers          36        Secretary
Robert E. Swain             51        Director
Jay T. Edwards              64        Director
Alejandro G. Asmar          47        Director

   The following is a brief description of the business experience during the past five years of each of the above-named persons:

   Dennis D. Bradford, age 51, has been the Chairman, President,
Chief Executive Officer and Director (except from December 1993 until
January 1995 when he did not serve as President) of the Corporation since its inception on February 5, 1985. Mr. Bradford serves as President and Chief Executive Officer of Olympic Mills Corporation. From 1973 to 1985, he was a partner in various partnerships which constructed, owned and operated real estate properties including Coachman Inns until the sale of his interests in those partnerships to the Corporation. From 1983 until 1984, he served as Vice President of Corporate Development for PetroSouthern, Inc., a publicly held oil and gas exploration company. PetroSouthern became Craft World International, Inc. ("Craft World") in 1986 and changed its basic business to a distributor of craft and leisure products. In 1986, Mr. Bradford was elected to the Board of Directors of Craft World. Mr. Bradford has been Vice Chairman of the National Advisory Council to the U.S. Small Business Administration and a delegate to the 1986 White House Conference on Small Business. He is a graduate of the University of Tulsa with a BSBA degree in Economics.

   Catherine A. Myers, age 36, has been an employee of the Company since 1988, serving as an administrative assistant. She was elected
Secretary of the Company in 1995 and has served in that capacity since that date. Ms. Myers is a graduate of Oklahoma State University.

   Robert E. Swain, age 51, has been a Director of the Company since December 14, 1993 and was President from December, 1993 until December 31, 1994. Mr. Swain is engaged in the investment and real estate business. Mr. Swain served as president of American Landmark Homes, Inc. from 1994 until 1996. Mr. Swain founded Caribbean Outfitters, Inc. and has been its President, Chief Executive Officer and Director since its inception in 1989. Prior to founding Caribbean Outfitters, Inc. Mr. Swain was the Chairman, President and Chief Executive Officer of Craft World. Mr. Swain also has developed and marketed a time share resort and shopping mall in Aruba from 1983 through 1990 and managed sales at a resort in the Dominican Republic during 1990 and 1991. Mr. Swain is a graduate of Bowdoin College.

   Jay T. Edwards, age 64, has been a Director of the Company since it inception on February 5, 1985. He is a management consultant and General Administrator of the Oklahoma Corporation Commission.
He was the President, Chief Operating Officer and Director of CMI Corporation, a publicly held American Stock Exchange company from 1985 until 1991. From 1982 to 1985, General Edwards was the Executive Director of the University of Oklahoma Energy Center. From 1954 to 1982, General Edwards served in the United States Air Force, retiring in 1982 after having achieved the rank of Major General. General Edwards is a Director of the State Fair of Oklahoma and Chairman of the Natural Resource Education Foundation. General Edwards is a graduate of the United States Military Academy, West Point, New York.
He received a Master of Science Degree in Aeronautical Engineering from Texas A & M University, and a Master of Science Degree in Management from George Washington University.

   Alejandro G. Asmar, Phd., age 47, Director.  Dr. Asmar is
President of the merchant banking firm AGA Associates, Inc. (formerly AGA & Associates) and serves as managing Director of OMC. From
1984 to 1988, Dr. Asmar was with Drexel Burnham Lambert, Inc.'s
Puerto Rico Branch and was its First Vice President and Chief Operating Officer from 1987 to 1988. From 1983 to 1984, he served as Vice President, Finance and Administration Puerto Rican American Insurance Co. and from 1977 to 1982 was Senior Vice President, Finance of First Federal Savings & Loan Association of Puerto Rico. Dr. Asmar served as an Independent Consultant, Assistant Professor, Director, Department of Administration and Director, Business Research Center with the University of Puerto Rico from 1972 to 1977. Dr. Asmar is a graduate of the University of Puerto Rico and the University of Pennsylvania, The Wharton School, where he received a Ph.D. in Business and Applied Economics and a MA in Finance.

Series AA Redeemable Preferred Stock.

   The holders of the Series AA Redeemable Preferred Stock of the Corporation, Fideicomiso Hispamer, are entitled to elect two direc-tors to the Board of Directors of the Corporation. At this time they have not done so.


Item 11.     Executive Compensation

   The following sets forth the annual and long-term compensation paid to the Chief Executive Officer of the Corporation during the last three fiscal years.

                 Summary Compensation Table

                                                    Long-Term
                                                   Compensation
                                                    Securities
Name and                       Annual Compensation  Underlying    All Other
Principal Position       Year   Salary $   Bonus $    Option    Compensation $
Dennis D. Bradford       1996  120,000.00    -0-       -0-            -0-
 Chairman of the Board   1995  120,000.00    -0-       -0-            -0-
 Chief Executive Officer 1994   81,666.70    -0-       -0-            -0-
                         1993   90,000.00    -0-       -0-            -0-
                         1992   90,000.00    -0-       -0-            -0-

   All officers and directors serve at the pleasure of the Board of Directors, except that Dennis D. Bradford entered into a three year Management Agreement, dated December 3, 1996, with the Corporation. Mr. Bradford's current salary with the Company under the terms of his employment agreement is $156,000 per year with an annual evaluation by the Compensation Committee.

   Dr. Asmar is a principal in AGA Associates, Inc. which is employed as a consultant to OMC. During 1996, AGA was paid
$96,000 in consulting fees by OMC.  During 1997, AGA Associates,
Inc., will be paid a consulting fee of $ 140,400 for advice and council to OMC.

   The following table indicates the total number and value of exercisable and unexercisable non-qualified stock options held by the executive officer named in the Summary Compensation Table above as of December 31, 1996. No options to purchase stock were exercised by him in the fiscal year ended December 31, 1996.

                       Number of Securities       Value of Unexercised
                       Underlying Unexercised     In-The Money Options
                       Options at FY-End(1995)    at FY-End(1996)
        Name           Exercisable/Unexercisable  Exercisable/Unexercisable(1)

Dennis D. Bradford             13,100                     $6,550
__________________

(1) Based on an asked price of $.50 per share of the Corporation's Common Stock as quoted by the OTC Electronic Bulletin Board on December 31, 1996.


        The employment contract also provides for additional bonus compensation based on the annual net income of the Corporation as determined by the Board of Directors. The compensation committee of the Board of Directors is empowered to increase base salaries for 1998 and beyond based upon performance of the executives.

Incentive Stock Option Plan

         The Corporation has an incentive stock option plan (the "Plan"). Under the terms of the Plan, shares of Common Stock are reserved for issuance to key employees and directors of the Corporation. The Plan provides for administration by the Corporation's Board of Directors or by a committee consisting of not less than two persons. Any option granted under the Plan must be for a term not to exceed ten years. The purchase price for shares subject to options, and the manner in which the options may be exercised, are determined by the Board of Directors on a case by case basis. However, the purchase price to be paid for the shares underlying the options may not be less than the fair market value of the Common Stock on the date of the grant.

         Except for the Plan described above, the Corporation does not have any pension plan, profit sharing plan, incentive bonus plan or similar plans for the benefit of its officers, directors or employees. However, the Corporation reserves the right to establish any such plans in the future in its sole discretion.

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

         Under the rules and regulations of the Commission, a person is deemed to own beneficially all securities of which that person owns or shares voting or investment power as well as all securities which may be acquired through the exercise of currently available conversion, warrant or option rights. Unless otherwise indicated, each such person possesses sole voting and investment power with respect to the shares owned by him.

Name & Address of Beneficial  Amount and Nature of   % of Beneficial Ownership
Owner After Offering          Beneficial Ownership

Francisco Carvajal                6,000,000(a)(c)               29.6%
Box 1669
Guaynabo, PR  00970

Dennis D. Bradford                1,122,638 (b)                  7.5%
301 NW 63rd, Suite 500
Oklahoma City, OK 73116

Robert E. & Linda D. Swain        1,721,170                      8.5%
1055 Bay Esplanade
Tampa, FL 34630

Jay T. Edwards                        6,150 (d)                   *
301 NW 63rd, Suite 500
Oklahoma City, OK 73116

Catherine Myers                          20                       *
301 NW 63rd, Suite 500
Oklahoma City, OK 73116

All officers and directors
  as a group (4 persons)          2,849,978 (e)                 16%

*Less than 1% of the common stock outstanding at December 31, 1996.

(a) Francisco Carvajal is beneficial owner of 500,000 shares held by Corporacion Inmobiliaria Textil; and 5,500,000 shares held by Fundacion Carvajal as Trustee of Fideicomiso Hispamer.

(b) Includes 13,100 shares of Common Stock that may be acquired upon exercise of employee stock options previously granted under the Corporation's 1987 Stock Option Plan.

(c)  Does not include 5,000,000 shares to be issued during 1997.

(d) Includes 4,700 shares of Common Stock that may be acquired upon exercise of employee stock options previously granted under the Corporation's 1987 Stock Option Plan.

(e) Includes 17,800 shares of Common Stock that may be acquired by such persons upon exercise of employee stock options previously granted under the Corporation's 1987 Stock Option Plan and on December 14, 1993.

(f) Dr. Alejandro G. Asmar will be issued 1,800,000 shares during 1997, to settle amounts due to AGA Associates, Inc.

Compensation of Directors

         Non-employee directors of the Corporation are entitled to a fee of $2,000 per year plus $500 for attendance at each meeting of the Board of Directors. Non-employee directors receive a fee of $250 for each committee meeting attended.


Item 13. Certain Relationships and Related Transactions

         During 1991 and 1993, the Corporation loaned $109,958 to
Dennis D. Bradford and received as collateral 1,109,513 shares of the Corporation's Common Stock owned by Mr. Bradford.

         Dr. Alejandro G. Asmar, a director of the Corporation, is the president and principal in AGA Associates, Inc. which acted as a financial advisor to the Corporation in the acquisition of Olympic Mills. AGA will receive a fee of $440,000 in stock for providing financial advisory services with respect to the Acquisition. AGA also received a fee of $112,500 from OMC for arranging a loan with respect to the Acquisition. AGA also receives an on going fee of $12,500 per month and reimbursement for some expenses for providing advisory services to OMC.


Director Liability

         Because of increasing concern about director liability and the growing unavailability of insurance, the Corporation may find it necessary to provide incentives to induce outside individuals to join its Board.
For the same reasons, the Corporation has adopted the provisions of the Delaware Corporation Law permitting the Corporation to limit the liability of the Corporation's directors to the Corporation and its stockholders for monetary damages for breach of fiduciary duty as a director.
Such limitation on a director's liability is subject to the following statutory exceptions: (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders; (ii) for acts of omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or repurchases, or (iv) for any transaction from which the director derived an improper personal benefit.

         The Corporation has also adopted the provisions of the Delaware Corporation Law permitting indemnification of directors, officers, employees or agents of the Corporation against expenses, including attorneys' fees, incurred in connection with the defense of any action, suit or proceeding in which such a person is a party by reason of his being or having been a director, officer, employee or agent of the Corporation, or of any corporation, partnership, joint venture, trust or other enterprise in which he served as such at the request of the Corporation, provided that he acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful, and provided further (if the threatened, pending or completed action or suit is by or in the right of the Corporation) that he shall not have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corpora-tion (unless the court determines that indemnity would nevertheless be proper under the circumstances).



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





                        SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Oklahoma City, Oklahoma, on July 31, 1997.

                  COACHMAN INCORPORATED

                  By:\s\Dennis D. Bradford
                  Dennis D. Bradford, Chairman of the Board,
                  Chief Executive Officer and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant.

Signature                       Title                           Date


/s/Dennis D. Bradford    Chairman, Chief Executive           July 31, 1997
Dennis D. Bradford       Officer, Chief Financial Officer
                         and Director


/s/Alejandro G Asmar     Director                            July 31, 1997
Alejandro G. Asmar


/s/Jay T. Edwards        Director                            July 31, 1997
Jay T. Edwards


/s/Robert E. Swain       Director                            July 31, 1997
Robert E. Swain