Form 10-Q
period 1997-03-31
COACHMAN INC
filed 1998-01-06
CIK 816249

FORM 10-Q

       	SECURITIES AND EXCHANGE COMMISSION
            	WASHINGTON, D.C.  20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1997
	OR
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

	Class 		                      		 	Outstanding at March 31, 1997
	Common Stock, $.01 par value		         	22,688,333 shares






	PART I - FINANCIAL INFORMATION


Item 1.	Financial Statements


	The following consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of results of operations for such periods.  Results for interim periods should not be considered indicative of results for a full year.



Index to Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997.

Consolidated Statements of Operations Three Months ended March 31, 1997 and 1996.

Consolidated Statements of Stockholders' Equity (Deficit) as of December 31, 1996 and March 31, 1997.

Consolidated Statements of Cash Flows, Three Months ended March 31, 1997 and 1996.

Notes to Consolidated Financial Statements.




Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.
March 31, 1997 Compared to December 31, 1996

On December 21, 1995 the Corporation acquired all of the outstanding stock of OMC and LMI. During most of 1996, the transaction was accounted for as an acquisition in progress. On October 3, 1996; the sellers of Olympic Mills and the Corporation agreed to modify the terms of the acquisition agreement. Under these new terms, the acquisition of Olympic Mills has been deemed to have been consummated for financial reporting terms.

During the period Current assets increased by $1,593,317 caused by a decrease in cash of $2,121 and accounts receivable of $988,856 and increases inventories of $1,324,185; due from affiliates of $165,240 and other assets of $1,094,869. Current liabilities increased by $3,269,668; due primarily to increases in accounts payable of $1,376,715, accrued liabilities of $333,879, current maturities of $1,170,535 and taxes payable of $387,832. These increases funded the increase in current assets and the net loss. The current ratio was 1.17 : 1, less than the Corporation's goal. The Corporation is seeking additional equity or long term debt to refinance the Preferred Stock owned by the sellers of Olympic Mills.

During the period total assets increased by $1,443,386 and total liabilities increased by $1,294,559. At the end of the period assets were 1.62 times liabilities.

Stockholders' equity increased by $148,827. This was caused by a decrease in accumulated deficit of $9,677 and an increase in paid in capital of $137,399; due to the sale of shares of Common Stock in a Private Placement. The Corporation now has an Accumulated deficit of $7,530,094.

Results of Operations.

For the three months ended March 31, 1997 the Corporation had net loss of $74,339 ( $.00 per share ), compared to a net income of $552,472 ( $.03 per share ) for the same period of 1996. Sales for the period were $1,777,143 less than for the same period of 1996. This was due primarily to a decrease in purchases by the U. S. Military. Cost of goods decreased substantially in proportion to the decrease in sales. Selling and general and administrative costs increased by $303,949. Other expenses increased primarily due to an increase in interest expense.

In February, 1997; the Department of Defense ("DOD") informed the Corporation that they would not exercise their second year option for the purchase of tee-shirts. During 1996, this contract accounted for $11,000,000 in sales and was very profitable to the Corporation. Management spent time and effort in an attempt to revive the contract but they were not successful. The non-exercise was based on the needs of the DOD and not on any performance of the Corporation. Due to an act of Congress, the DOD was forced to purchase one half of its tee-shirt needs from the Committee for the Blind and the U.S. Prison System. Management of the Corporation feels that this law is ill-conceived and is actively lobbing for its repeal. Management will shift emphasis to sales in the U.S. Market, in an effort to make up for this loss of business.


Projected Results of Operations

THE PROJECTIONS AND ANALYSIS WERE PREPARED BY MANAGEMENT OF THE
CORPORATION AND HAVE NOT BEEN REVIEWED BY INDEPENDENT SOURCES.
THERE IS NO ASSURANCE THAT THE RESULTS CAN OR WILL BE ACHIEVED.

In the Corporation's Form 10-K for the year ended December 31, 1996, the Corporation made projections as to the business of the Corporation for 1997. In order to evaluate the accuracy of such projections, the Corporation has prepared the following analysis.

For the three month period ended March 31, 1997; the Corporation's projected Results of Operations compared to actual was as follows:

                    				      Projected	           Actual       Variance
Sales	                       $8,271,166	         $8,019,109	   ( $252,057 )
Cost of goods	                6,418,704	          6,500,525       	81,821
Selling, general
and Administrative           	1,833,787          	1,461,208    	( 372,579 )
                             ----------          ----------     ----------
Gross profit	                    18,675	             57,376	       38,701

Other income ( expense )	       (67,938)	          (131,714)      (63,776)
                             ----------          ----------     ----------
Net income	                   ( $49,263 )	        ( $74,338 )	  ( $25,075 )

During the period the Corporation's operations were approximately as projected. A deficit in sales and increase in Cost of goods were made up for be a savings in Selling, general and administrative expenses. Net income was $25,075 less than projected.





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

                                   					COACHMAN INCORPORATED
                                   					(Registrant)



January 5, 1998	                      		By:   /s/ Dennis D. Bradford
                                   					Dennis D. Bradford
                                   					Chairman of the Board
                                   					Chief Financial Officer





COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996

                                      								March 31,	      	December 31,
                                        								1997            			1996
                                    						 		-----------     		-----------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	                			$     3,420 	     $     5,541
Accounts Receivable:
	Trade, Net of Allowance		                 		  3,687,603	     	  4,676,459
	Related parties					                             17,234	     	      8,764
	Other, Principally Govt Incentives         	  1,092,995     		  1,092,995
Notes receivable from affiliates			              199,484		          42,714
Inventories					                           		 13,570,293	     	 12,246,108
Investment in equity securities			                40,000		          40,000
Other current assets	                    				  1,252,498	     	    157,629
                                     								-----------     		-----------
  Total Current Assets					                     19,863,527     		 18,270,210


Property & Equipment, Net	                			  8,222,905	     	  6,606,225
Intangibles							                             1,532,748     		  3,249,786
Notes receivable:
	Officer						                                   104,512	     	    135,266
	Affiliates						                                349,611     		    356,570
Investment in affiliated entities			              76,038     		     76,038
Deferred Tax asset				                      	  1,594,000     		  1,653,000
Debt issue costs, Net					                       502,543	     	    565,709
Other assets				                           		    159,151		          48,845
                                     								-----------     		-----------
 	Total Other Assets		                      	  12,541,508        12,691,439
					                                     			-----------	     	-----------
TOTAL ASSETS			                           			$32,405,035     		$30,961,649
                                     								===========     		===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable
 	Trade				               			                $ 4,866,329    		$ 3,489,614
 	Related parties		                       			      4,441		          3,734
Accrued liabilities:                           1,372,403		      1,038,524
Current maturities	                       			 10,135,477    		  8,964,942
Income Tax Payable				                      	    537,202	    	    149,370
                                     								-----------    		-----------
  Total Current Liabilities			              	 16,915,852    		 13,646,184

Deferred Tax Liability		                  			    412,642		        800,475
Long Term Debt                          					  2,654,804    		  2,482,080
Minority Interest in subsidiary		                         				  1,760,000
                                     								-----------    		-----------
                                     								 19,983,298    		 18,688,739

STOCKHOLDERS' EQUITY:
Preferred Stock - $.01 Par Value;
  200,000 authorized; 12,971 Shares                  130              130
  Outstanding in 1997 & 1996
Common Stock - $.01 Par Value;    	              228,459		        226,708
  25,000,000 shares authorized;
  22,688,333 shares outstanding in 1997
  and 22,670,833 shares outstanding in 1996
Additional paid-in capital	               			 20,088,243	    	 19,950,844
Accumulated deficit		                     			 (7,530,094)    	 (7,539,771)
Net unrealized gain on marketable
  securities                            	         (5,000)	         (5,000)
Payments towards redemption of            			   (360,001)	       (360,001)
   Class AA Preferred Stock
                                     								-----------		    -----------
Total Stockholders' Equity				                12,421,737    		 12,272,910
                                     								-----------    		-----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	  $32,405,035		    $30,961,649
                                     								===========    		===========




COACHMAN INCORPORATED
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                   	    							THREE MONTHS ENDED

						                                    		March 31,      		March 31,
                                      								1997          			1996
						                                   		-----------    		-----------
Revenues:
  Trade Sales			                        			$ 8,000,371		    $ 9,796,252
  Other							                                  18,738         		  --
                                   								-----------    		-----------
                                   								  8,019,109    		  9,796,252

Costs & Expenses
  Cost of Goods Sold		                  			  6,500,526	    	  7,918,885
  Selling, G&A Expenses					                 1,461,208    		  1,157,259
                                   								-----------    		-----------
                                   								  7,961,734    		  9,076,144

Other Income (Expense):
  Interest income					                    	     11,774	    	     12,130
  Interest expense					                       (320,616)	       (185,019)
  Other income						                           177,128		          4,408
  Gain on sale of assets				                       --		             845
                                   								-----------    		-----------
                                   								   (131,714)    	   (167,636)
                                   								-----------    		-----------
Income (Loss) before taxes				                 (74,339)	        552,472

Income Taxes
					                                   			-----------	    	-----------
Net Income/(Loss)				                    		$   (74,339)    	$   552,472
                                   								===========    		===========


Average outstanding common shares	       		 22,671,552	    	 21,335,197

Net income/(loss) per average outstanding
	 common share	                        				      (0.00)	           0.03





COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                    	      					 		THREE MONTHS ENDED
                                        								March 31,       	March 31,
                                          								1997          			1996
                                       								-----------		    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	                         		$   (74,339)   		$  (240,378)
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
 	Depreciation and amortization	            		   166,874 	    	    20,365
 	Gain on sale of marketable equity
 	  securities				                           	         0		              0
 	(Increase) Decrease in Accounts receivable     980,386      	     5,930
 	(Increase) Decrease in Inventory	        	  (1,324,185)		        11,446
 	(Increase) Decrease in Other current assets (1,094,869)	         23,389
 	Increase (Decrease) in Accounts payable and
  	 Accrued liabilities	                   			 1,711,300	     	    29,362
	                                     							-----------    		-----------
Net Cash Provided by (Used in)
  Operating Activities					                      365,167	     	  (149,886)
                                     								-----------    		-----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan repayments from affiliates         		   149,811		          8,628
Capital expenditures                     					  (100,358)	    	   (34,648)
Loans to officers					                               --		          (1,680)
Sale of marketable equity securities        		         0		              0
                                     								-----------    		-----------
Net Cash Provided by (Used in)
  Investing Activities					                       49,453	     	   (27,700)
						                                     		-----------    		-----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                    				     --      		   186,900
Principal payments on note payable
  and long-term debt                     					  (416,741)		             0
                                     								-----------    		-----------
Net Cash Provided by (Used in)
  Financing Activities	                   				  (416,741)	    	   186,900
	                                     							-----------    		-----------

Net Increase (Decrease) in Cash		            	    (2,121)		         9,314

CASH, beginning of period	                 			     5,541		         32,777
                                     								-----------	    	-----------
CASH, end of period					                           3,420		         42,091
	                                     							===========    		===========




COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997

						                        Net Unreal-
                        						ized Gains
                        						(Losses) on		       	  Payments
                   	Paid-in    Noncurrent 	 Common	    Toward
                				Capital	   Marketable 	 Stock 	  Redemption	         			     Total
Preferred 	Common 	in Excess 	   Equity   & Warrants of Class AA 	Accumulated Stockholders
Stock		    Stock		  of Par	    Securities 	 Capital  Pref Stock     Deficit   		Equity
---------	-------- ----------- ---------- ---------- ----------- ------------ -----------
Balance, December 31, 1996
$130	   	 $226,708 $18,514,965  $(5,000) 	$1,435,879  $(360,001) ($7,539,771) $12,272,910

Common Stock Issued
        		   1,751 	     221,415						                                   			      223,166

Net income for the three months
  ended March 31, 1997				                               						      (74,339)	    (74,339)
--------- -------- ----------- ---------- ---------- ----------- ------------ ------------
Balance, March 31, 1997
$130		    $228,459	$18,726,380  $(5,000)  $1,435,879  $(360,001)	($7,614,110)	$12,421,737
=========	======== =========== ========== ========== =========== ============ ============
