Form 10-Q
period 1997-06-30
COACHMAN INC
filed 1998-01-09
CIK 816249

FORM 10-Q

             	SECURITIES AND EXCHANGE COMMISSION
	                 WASHINGTON, D.C.  20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1997
	OR
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

	Indicate by check mark whether the registrant (1) has filed all reports re-
quired to be filed by Section 13 or 15(d) for the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.		Yes ____    No __X__


	APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      	      Class 				               	Outstanding at June 30, 1997
			Common Stock, $.01 par value		           22,688,333 shares








	PART I - FINANCIAL INFORMATION


Item 1.	Financial Statements


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

Material Changes in Financial Condition.
June 30, 1997 Compared to December 31, 1996

On December 21, 1995 the Corporation acquired all of the outstanding stock of OMC and LMI. During most of 1996, the transaction was accounted for as an acquisition in progress. On October 3, 1996, the sellers of Olympic Mills and the Corporation agreed to modify the terms of the acquisition agreement. Under these new terms, the acquisition of Olympic Mills has been deemed to have been consummated for financial reporting terms.

During the period, Current assets increased by $4,550,966 caused by a decrease in cash of $1,971; increases in Accounts receivable of $1,480,827;
inventories of $1,340,762 and other assets of $1,731,348. Current liabilities increased by $$6,517,855; due primarily to increases in Accounts payable of $3,479,687, Accrued expenses of $591,867, Current maturities of $2,041,326 and Taxes payable of $387,833. These increases funded the increase in current assets and the net loss. The current ratio was 1.13: 1, less than the Corporation's goal. The Corporation is seeking additional equity or long term debt to refinance the Preferred Stock owned by the sellers of Olympic Mills.

During the period, Total assets increased by $3,887,271 and Total liabilities increased by $4,477,703. At the end of the period, assets were 1.5 times liabilities.

Stockholders' equity decreased by $590,459. This was caused by an increase in accumulated deficit of $729,609 and an increase in paid in capital due to the sale of shares of Common Stock in a Private Placement. The Corporation now has an Accumulated deficit of $8,269,380.

During the quarter, the Corporation wrote off Accounts receivable totaling $152,328.

Results of Operations.
For three and six month periods ended June 30, 1997 compared to the same periods of 1996.

For the three months ended June 30, 1997, the Corporation had net loss of $1,851,503 ( $.08 per share ), compared to a net income of $848,818
( $.04 per share ) for the same period of 1996. For the six months ended
June 30, 1997, the Corporation had net loss of $1,985,642 ( $.09 per share ), compared to a net income of $1,401,290 ( $.07 per share ) for the same period of 1996. Revenues increased by $759,888 for the three months and decreased by $1,017,255 for the six months. The decrease in revenues were primarily in the sales to the U. S. Military. The planned reduction in sales to the U.S. Military were to be offset by sales to the U.S. market. By the end of the quarter the Board of Directors determined that the terms under which the company was selling to some accounts in the U.S. were adversely affecting its liquidity because of inadequate terms and controls.
Consequently the Board instructed management not to open any new, and suspended sales to one account, in the U.S. until adequate terms and controls were in place. This resulted in the reported reduction in U.S. sales.

Operating expenses increased by $3,383,163 and $2,268,759. This was caused by increases in cost of goods of $2,918,296 and $1,499,938 and increases in general and administrative costs of $464,867 and $768,821. Cost of goods increases were due to increased labor cost created by increases in the minimum wage. Increases in general and administrative cost were due to increased overhead because of the cost of opening a new plant, while operating the old facility and the fact that the textile operation in the new plant was running at less than 30% capacity as a result of the reduction in U.S. sales. During the period, the Corporation wrote off $152,328 of accounts receivable and spent $59,815 moving into the LMI facility. It also wrote off inventory of $300,000 for seconds and irregulars of the military t-shirts.

Projected Results of Operations

THE PROJECTIONS AND ANALYSIS WERE PREPARED BY MANAGEMENT OF THE CORPORATION AND HAVE NOT BEEN REVIEWED BY INDEPENDENT SOURCES. THERE IS NO ASSURANCE THAT THE RESULTS CAN OR WILL BE ACHIEVED.

In the Corporation's Form 10-K for the year ended December 31, 1996; the Corporation made projections as to the business of the Corporation for 1997. In order to evaluate the accuracy of such projections, the Corporation has prepared the following analysis.

For the three month period ended June 30, 1997, the Corporation's projected operating data compared to actual was as follows:

                				      Projected	           Actual          Variance
Sales	                   $12,352,032	       $11,098,146    	( $1,253,146 )
Cost of goods	             9,623,452	        10,671,738	       1,048,286
Selling, general
and administrative        	1,935,132	         2,167,150	         232,018
                         -----------        -----------      -----------
Gross profit                	793,448	       ( 1,740,742 )   	( 2,534,190 )

Other income ( expense )     (28,910)	         (101,926)	        (73,016)
                         -----------        -----------      -----------
Net income	                 $764,538	      ( $1,842,668 )  	( $2,607,206 )

During the period, the Corporation's sales fell short of projections by $1,253,146, caused primarily by reductions in sales to the U.S. military not being offset by increases in sales in the U.S. market. Cost of goods exceeded projections by $1,048,286. This combination caused Gross profit and Net income to fall short of projections by $2,534,190 and $2,607,206 respectively.

During the period, the Corporation begun a complete review of the operations and management of Olympic Mills. These were prompted by the variance from plan of the results of operations for the period and other factors described above.





















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

                             					COACHMAN INCORPORATED
                           		  			(Registrant)



January 8, 1998			                By:   /s/ Dennis D. Bradford
                             					Dennis D. Bradford
                             					Chairman of the Board
                             					Chief Financial Officer





COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996

                                   				 				June 30,       		December 31,
                                     								1997	             		1996
                                  								-----------      		-----------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents				             $     3,570 	      $     5,541
Accounts Receivable:
	Trade, Net of Allowance		              		  5,979,496      		  4,676,459
	Related parties					                          29,784		            8,764
	Other, Principally Govt Incentives		       1,092,995      		  1,092,995
Notes receivable from affiliates			           199,484		           42,714
Inventories				                        			 13,586,870	      	 12,246,108
Investment in equity securities			             40,000		           40,000
Other current assets					                   1,888,977	      	    157,629
                                  								-----------      		-----------
Total Current Assets	                 				 22,821,176	      	 18,270,210


Property & Equipment, Net	             			  7,848,571	      	  6,606,225
Intangibles	                        						  1,495,711      		  3,249,786
Notes receivable:
	Officer						                                 95,876	      	    135,266
	Affiliates		                         				    378,882		          356,570
Investment in affiliated entities			           60,315		           76,038
Deferred Tax asset					                     1,653,000      		  1,653,000
Debt issue costs, Net					                    439,374		          565,709
Other assets						                             56,015	      	     48,845
                                  								-----------	      	-----------
	Total Other Assets				                    12,027,744	      	 12,691,439
                                  								-----------      		-----------
TOTAL ASSETS						                        $34,848,920      		$30,961,649
                                  								===========      		===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
  Trade				                           	 		$ 6,969,301      		$ 3,489,614
  Related parties			  		                       20,876		            3,734
Accrued liabilities					                    1,630,391	      	  1,038,524
Current maturities			                   		 11,006,268	      	  8,964,942
Income Tax Payable					                       537,203	      	    149,370
						                                  		-----------	      	-----------
Total Current Liabilities				              20,164,039      		 13,646,184

Deferred Tax Liability		               			    412,642		          800,475
Long Term Debt						                        2,589,788      		  2,482,080
Minority Interest in subsidiary						                          1,760,000
                                  								-----------      		-----------
                                  								 23,166,469	      	 18,688,739

STOCKHOLDERS' EQUITY:

Preferred Stock - $.01 Par Value;
  200,000 authorized; 12,971 shares		             130	      	        130
  outstanding in 1997 & 1996
Common Stock - $.01 Par Value;	         		    228,459		          226,708
  25,000,000 shares authorized;
  22,688,333 shares outstanding in 1997
  and 22,670,833 shares outstanding in 1996
Additional paid-in capital				             20,088,243	      	 19,950,844
Accumulated deficit	                  				 (8,269,380)      	 (7,539,771)
Net unrealized gain on marketable sec		        (5,000)	           (5,000)
Payments towards redemption of			            (360,001)      	   (360,001)
  Class AA Preferred Stock
                                  								-----------      		-----------
Total Stockholders' Equity				             11,682,451	      	 12,272,910
								-----------		-----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY 	$34,848,920     		$30,961,649
                                   								===========     		===========



COACHMAN INCORPORATED
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


	                      					 THREE MONTHS ENDED	       		SIX MONTHS ENDED

		                      			June 30,	   	June 30,	    	June 30,	    	June 30,
			                       		1997	      		1996	       		1997	       		1996
                    					-----------	 	-----------	 	-----------  	-----------
Revenues:
  Trade Sales			         $11,076,794		 $10,338,258		 $19,077,165		 $20,134,510
  Other		              		     21,352       		  --		       40,090		         --
                    					-----------	 	-----------	 	-----------	 	-----------
                    					 11,098,146 		 10,338,258		  19,117,255	 	 20,134,510

Costs & Expenses
  Cost of Goods Sold	   	 10,671,737	 	  7,753,441		  17,172,263	 	 15,672,325
  Selling, G&A Expenses		  2,175,786 		  1,710,919	 	  3,636,994	 	  2,868,173
                    					-----------		 -----------	  -----------   -----------
                    					 12,847,523	 	  9,464,360	 	 20,809,257	 	 18,540,498

Other Income (Expense):
  Interest income			           5,730		      13,362		      17,504		      25,492
  Interest expense		        (392,119) 	   (382,214)	    (712,735)	    (737,631)
  Other income		        	    227,617		     337,168 		    404,745 		    511,968
  Gain on sale of assets	     56,646		       6,604		      56,646		       7,449
                    					----------- 		-----------	 	-----------	 	-----------
                    					   (102,126)      (25,080)	    (233,840) 	   (192,722)
                    					-----------	 	-----------	 	-----------	 	-----------
Income (Loss) before taxes(1,851,503) 	    848,818 		 (1,925,842)	   1,401,290

Income Taxes		                                							     59,800
                    					----------- 		-----------	 	-----------	 	-----------
Net Income/(Loss)	     		$(1,851,503) 	$   848,818	 	$(1,985,642) 	$ 1,401,290
                    					===========	 	===========	 	===========	  ===========


Avg outst common shares		 22,688,333  	 21,335,197		  22,688,333	   21,393,919

Net income/(loss) per average
 outstanding common share	     (0.08) 	    		 0.04 	       (0.09)         0.07







COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                      	      					 		 SIX MONTHS ENDED
			                                            					June 30,     		June 30,
                                              								1997        			1996
                                          								-----------  		-----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)	                          				$(1,985,642)	  $  (239,966)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization/non-cash            1,711,823 	          578
  Gain on sale of marketable equity securities	             					     (7,449)
  (Increase) Decrease in Accounts receivable       (1,303,037) 	     150,324
  (Increase) Decrease in Inventory              		 (1,324,762)	        2,443
  (Increase) Decrease in Other current assets      (1,722,795)  	     (5,000)
  Increase (Decrease) in Accounts payable and
    Accrued liabilities                		 		        4,088,696	  	    120,542
                                          								-----------		  -----------
Net Cash Provided by (Used in)
  Operating Activities				                       	   (551,717)	       21,472
                                          								-----------	  	-----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan repayments from affiliates		               160,712		       19,088
  Capital expenditures					                               --  	           (5)
  Loans to officers					                                  --		        (3,800)
  Sale of marketable equity security		                    -- 	  	     29,919
  Acquisition in Progress				                             --	   	   (150,000)
                                          								-----------   	-----------
Net Cash Provided by (Used in)
  Investing Activities					                           160,712		     (104,798)
                                          								-----------  		-----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Stock            				                           -- 		          --
  Proceeds from Note Pay & Long-Term Debt		           389,034	  	        --
  Principal repayments on note payable
    and long-term debt					                               --    	    (10,422)
                                          								-----------  		-----------
Net Cash Provided by (Used in)
  Financing Activities					                           389,034   	    (10,422)
                                          								-----------	  	-----------
Net Increase (Decrease) in Cash		                	     (1,971)	      (93,748)

CASH, beginning of period		                     		      5,541		       99,846
                                          								-----------  		-----------
CASH, end of period					                                3,570		        6,098
                                          								===========	  	===========



COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997



								                                     Payments   		   Net
				                 Paid-in	   Common 	      Toward		    Unrealized
				                 Capital	    Stock 		 Redemption of	   Loss-Nonc				Total
Preferred	 Common	  in Excess	 & Warrants    Class AA		   Marketable Accumulated 	Stockholders
Stock    		Stock		   of Par	    Capital	  Preferred Stock Securities 		Deficit		     Equity
---------	-------- ----------- ---------- --------------- ---------- -----------  ------------
Balance, December 31, 1996
$130	    	$226,708 $18,514,965 $1,435,879   $(360,001)   	 $(5,000)  $(7,539,771)  $12,272,910

Common Stock Issued
		           1,751 	   137,399										                                          	    139,150

Net income for the six months
  ended June 30, 1997	                                 									     	  (729,609)		   (729,609)
--------- -------- ----------- ---------- -------------- ---------- -------------  -----------
Balance, June 30, 1997
$130		    $228,459 $18,652,364 $1,435,879   $(360,001)      (5,000)	($8,269,380) 	 $11,682,451
=========	======== =========== ========== ============== ========== =============  ===========
