Form 10-Q
period 1997-09-30
COACHMAN INC
filed 1998-01-09
CIK 816249

FORM 10-Q

              	SECURITIES AND EXCHANGE COMMISSION
                  	WASHINGTON, D.C.  20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1997
	OR
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

          	Class 		              		 	Outstanding at September 30, 1997
	Common Stock, $.01 par value		            22,688,333 shares








	PART I - FINANCIAL INFORMATION


Item 1.	Financial Statements


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

Material Changes in Financial Condition.
September 30, 1997 Compared to December 31, 1996

On December 21, 1995, the Corporation acquired all of the outstanding stock of OMC and LMI. During most of 1996, the transaction was accounted for as an Acquisition in Progress. On October 3, 1996, the sellers of Olympic Mills and the Corporation agreed to modify the terms of the acquisition agreement. Under these new terms, the acquisition of Olympic Mills has been deemed to have been consummated for financial reporting terms.


During the period, Current assets increased by $1,962,560 caused primarily by a decrease in cash and Accounts receivable of $645,973, being offset by increases in Accounts and Notes from affiliates, Inventories and Other assets of $2,608,533. Current liabilities increased by $5,758,446 due primarily to increases in Accounts payable of $3,587,145; Accrued liabilities of $845,314 and Current maturities of $1,006,172. The Corporation has a Current ratio of 1.66 : 1.

During the period, Total assets increased by $1,161,31. Total liabilities increased by $3,712,764.

Stockholders' equity decreased by $2,551,453. This was caused by the increase in accumulated deficit of $2,695,603 ( the Net loss ). The Corporation now has an Accumulated deficit of $10,235,374.

Results of Operations.
For three and nine month periods ended September 30, 1997 compared to the same periods of 1996.

For the three months ended September 30, 1997 the Corporation had net loss of $1,665,227( $.07 per share ), compared to a net income of $240,105
( $.01 per share ) for the same period of 1996. For the nine months ended September 30, 1997 the Corporation had net loss of $3,670,596 ( $.16 per share ), compared to a net income of $1,645,259 ( $.08 per share ) for the same period of 1996. Revenues decreased by $298,859 and $1,316,116 caused primarily by decreases in sales to the U. S. Military not compensated by sales in the U.S. market as projected in the budget. During the second quarter the corporation experienced a certain problem with U.S. sales which impaired its liquidity forcing the Board of Directors to freeze these sales pending adoption of adequate controls and negotiation of better terms. Operating expenses increased by $1,773,422 and $4,074,522. This was caused by increases in cost of goods of $1,527,152 and $3,029,766 and increases in general and administrative costs of $246,270 and $1,044,756. Cost of goods increases were due to increased labor cost created by increases in the minimum wage. General and administrative expenses increased due to high overhead expenses resulting from the cost of opening a new plant, while operating the old facility.

Other income and expense increased by $143,259 and $101,620. Most of this increase was due to the savings in interest created by converting the Olympic Mills seller financing into Preferred Stock.



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

For the three month period ended September 30, 1997, the Corporation's projected operating data compared to actual was as follows:

                     				      Projected	           Actual         Variance
Sales	                        $12,629,773	        $8,831,255	   ( $3,798,518 )
Cost of goods	                 10,275,101	         9,054,000	    ( 1,221,101 )
Selling, general
and administrative	             1,985,883	         1,723,216	      ( 262,667 )
                              -----------         ----------    ------------
Gross profit	                     368,789	       ( 1,945,961 )	  ( 2,314,750 )

Other income ( expense )	         (20,383)         	 180,336       	 200,719
                              -----------         ----------     -----------
Net income	                      $348,406      	( $1,765,625 ) 	( $2,114,031 )

During the period the Corporation continued to experience significant variances from its plan. The Corporations sales fell short of projections by $3,798,518; caused primarily by anticipated sales in the U.S. market due to factors previously explained. Although Cost of goods were $1,221,101 less than plan, they were considerably higher than plan as a percentage of sales. These caused Gross profit to be $2,314,750 less than plan. For the period, Net income fell short of projections by $2,114,031.

During the period, the Corporation made significant changes to the management of Olympic Mills ( see Item 5. Other information. ) It was felt that these changes and those planned in the future, will increase operation efficiencies and position the Corporation for future growth and development.

The Corporation also began the process of changing its business strategies.
In the textile and apparel industries there are major consolidations underway. These leave the opportunity for companies like Olympic Mills to make strategic acquisitions to increase business and profitability. During the period, the Corporation made one such acquisition ( See Item 5. Other information. ) and it is now analyzing two others. These acquisitions will further the Corporation's vertical integration and expand its product offering.







PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

The Corporation is not a party to any current, pending or threatened material legal proceedings. The Corporation's subsidiary, Caribbean Outfitters,
Inc., is a party to a number of suits related to the closing of all Florida operations and the scaling back of its retail operations. In the opinion of management, none of these will effect the Corporation directly.



Item 5. Other Information

Changes in Management of Olympic Mills

Coachman Incorporated has made major changes in the management of its wholly owned subsidiary, Olympic Mills Corporation. The changes were made to facilitate the growth and diversification of Olympic Mills. Dennis D. Bradford, who has served as President and Chief Executive Officer of Olympic Mills, will continue his duties as Chairman and Chief Executive Officer of Coachman. He will focus on further expansion of both Coachman and Olympic Mills in the US Mainland. He will no longer be enveloped in the day to day operation of Olympic Mills.

Dr. Juan B. Aponte will become Chairman and Chief Executive Officer of Olympic Mills. Dr. Aponte is a financial consultant who has been a Professor at the University of Pennsylvania's Wharton School, the Dean of the University of Puerto Rico School of Business and the President of First Bank of Puerto Rico. Olympic Mills has begun the search for additional qualified industry management. Dr. Aponte has been given the task of reorganizing the company to provide flexibility needed to implement the Corporation's business plan, expand operations and bolster the management.

As a part of the reorganization, Francisco Carvajal, the founder of Olympic Mills, will step down as Chairman of the Board of Olympic Mills. He will remain a Director of both the Corporation and Olympic Mills and become "Chairman Emeritus" of Olympic Mills.

The Corporation and Olympic Mills plan to form a financial services subsidiary and venture capital fund. Dr. Alejandro G. Asmar, founder and President of AGA Business and Investment Group, and the former Chief Operating Officer of Drexel Burnham Lambert PR, will head the Financial Services Company. The company will concentrate its efforts in the merger and acquisition area, looking for targets both in and out of Puerto Rico.



Election of Additional Directors

The Corporation has elected three new Directors. They are Francisco Carvajal, founder of Olympic Mills; Dr. Juan B. Aponte, Chairman and Chief Executive Officer of Olympic Mills and Luis Rivera-Siaca, a real estate developer.
They join Mr. Bradford, Dr. Alejandro G. Asmar, Ret. Gen. Jay T. Edwards and Robert E. Swain on the Board of Directors of the Corporation.

Acquisition

On October 1, 1997, LMI purchased all of the assets, accounts receivable, inventories and machinery of All On T-Shirts, Inc. Although reporting of this acquisition was not required, due to size, management felt that it was important to the understanding of the Corporation's current and future business strategy.

The assets were purchased from All On T-Shirts, Inc., which was a customer of Olympic Mills but not affiliated with the Corporation in any other way, by All On Embellishment, Inc., a newly formed subsidiary of LMI. The price was determined through arms length negotiation. The acquisition was made through the assumption of Accounts payable of $260,688; a short term Note payable of $300,000 and the issuance of 598,280 shares of the Common Stock of the Corporation.

The assets purchased had been used in the operation of a screen printing business. They will be used in the same business, with the addition of embroidery, transfer and other forms of embellishment. The acquisition fits into the Corporations plan to expand vertically in the textile and apparel business. The management of All On T-Shirts, Inc. will be retained to manage the new subsidiary.










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
                           					Dennis D. Bradford
                           					Chairman of the Board
                           					Chief Financial Officer





COACHMAN INCORPORATED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

			                                     					September 30,	   December 31,
                                         								1997         			1996
                                     								------------	   	-----------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents				                $     5,353     	$     5,541
Accounts Receivable:
	Trade, Net of Allowance			                 	  4,070,674		      4,676,459
	Related parties					                             61,003	    	      8,764
	Other, Principally Govt Incentives		          1,092,995 	   	  1,092,995
Notes receivable from affiliates			              259,843    		     42,714
Inventories						                           	 12,869,151    		 12,246,108
Investment in equity securities		               	           		     40,000
Other current assets			                    		  1,873,751		        157,629
                                     								-----------	    	-----------
Total Current Assets				                    	 20,232,770    		 18,270,210


Property & Equipment, Net		                		  7,755,767		      6,606,225
Intangibles							                             1,458,972    		  3,249,786
Notes receivable:
	Officer						                                    89,466	    	    135,266
	Affiliates						                                368,513		        356,570
Investment in affiliated entities		         	     60,315	    	     76,038
Deferred Tax asset					                        1,653,000    		  1,653,000
Debt issue costs, Net					                       376,206    		    565,709
Other assets						                               127,951	    	     48,845
                                     								-----------	    	-----------
	Total Other Assets		                      		 11,890,190    		 12,691,439
                                     								-----------	    	-----------
TOTAL ASSETS					                           	$32,122,960	    	$30,961,649
                                     								===========	    	===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
  Trade			                               				$ 7,076,759	   	$ 3,489,614
  Related parties			  		                          33,471	   	      3,734
Accrued liabilities					                       1,883,838	   	  1,038,524
Current maturities				                      	  9,971,114	   	  8,964,942
Income Tax Payable					                          439,448		       149,370
                                     								-----------		   -----------
Total Current Liabilities			                	 19,404,630	   	 13,646,184

Deferred Tax Liability			                  		    412,642	   	    800,475
Long Term Debt						                           2,584,321	   	  2,482,080
Minority Interest in subsidiary						                          1,760,000
                                     								-----------	   	-----------
                                     								 22,401,503	   	 18,688,739

STOCKHOLDERS' EQUITY:

Preferred Stock - $.01 Par Value;
  200,000 authorized; 12,971 shares		                130		           130
  outstanding in 1997 & 1996
Common Stock - $.01 Par Value;	            		    228,459	   	    226,708
  25,000,000 shares authorized;
  22,688,333 shares outstanding in 1997
  and 22,670,833 shares outstanding in 1996
Additional paid-in capital				                20,088,243	   	 19,950,844
Accumulated deficit			                     		(10,235,374)   	 (7,539,771)
Net unrealized gain on marketable sec		              --  	        (5,000)
Payments towards redemption of			               (360,001)	      (360,001)
  Class AA Preferred Stock
                                     								-----------	   	-----------
Total Stockholders' Equity				                 9,721,457	   	 12,272,910
	                                     							-----------	   	-----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	  $32,122,960		   $30,961,649
                                     								===========   		===========



COACHMAN INCORPORATED
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


	                       					THREE MONTHS ENDED	    		NINE MONTHS ENDED

                       					Sept 30,	  	Sept 30,	   	Sept 30,   		Sept 30,
                         					1997	     		1996	      		1997	      		1996
                     					-----------		-----------		-----------  -----------
Revenues:
  Trade Sales			          $ 8,786,925 	$ 9,130,114 	$27,864,090 	$29,264,626
  Other				                    44,330 	     	  --		      84,420		        --
			                     		-----------		-----------		-----------		-----------
                     					  8,831,255		  9,130,114		 27,948,510		 29,264,626

Costs & Expenses
  Cost of Goods Sold		      9,054,000		  7,526,848		 26,226,263		 23,196,497
  Selling, G&A Expenses	 	  1,729,626		  1,483,356		  5,366,620		  4,321,864
                     					-----------		-----------		-----------		-----------
                     					 10,783,626		  9,010,204		 31,592,883		 27,518,361

Other Income (Expense):
  Interest income			            7,636		      9,397		     25,140		     34,889
  Interest expense		         (179,296)	   (384,639)	   (892,031)	 (1,122,272)
  Other income			             453,514		    514,530		    858,259		  1,027,021
  Gain on sale of assets	       5,290		      4,597		     61,936		     12,046
                     					-----------		-----------		-----------		-----------
                     					    287,144 	    143,885       53,304      (48,316)
                     					-----------		-----------		-----------		-----------
Income (Loss) before taxes	(1,665,227) 	   263,795		 (3,591,069)	  1,697,949

Income Taxes				                     		     23,690		     79,527		     52,690
                     					-----------		-----------		-----------		-----------
Net Income/(Loss)      			$(1,665,227)	$   240,105		$(3,670,596) $ 1,645,259
                     					===========		===========		============	===========


Avg outst common shares	 	 22,688,333 	 21,413,637	  22,688,333   21,413,637

Net income/(loss) per average
 outstanding common share	     (0.07)	     		 0.01 	     (0.16) 	       0.08







COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                       	      					 		NINE MONTHS ENDED
                                            								Sept 30,    		Sept 30,
                                              								1997	       		1996
			                                           					----------- 		-----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)	                           				$(3,670,596)	 $  (304,121)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization/non-cash             1,467,321 	         871
  Gain on sale of assets                					          (64,823)	     (12,046)
  (Increase) Decrease in Accounts receivable           605,785  	    150,849
  (Increase) Decrease in Inventory               		   (623,043)	         --
  (Increase) Decrease in Other assets               (1,779,505)	      (2,537)
  Increase (Decrease) in Accounts payable and
    Accrued liabilities		                  		        4,364,441 		    147,179
                                           								-----------	 	-----------
Net Cash Provided by (Used in)
  Operating Activities					                            299,580  	    (19,805)
                                           								----------- 		-----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net loan repayments from affiliates		                235,511		      28,958
  Capital expenditures					                                --  	          (1)
  Loans to officers					                                   --		       (5,909)
  Sale of marketable equity security		                 116,398		      51,391
  Acquisition in Progress				                              --	  	   (150,000)
                                           								-----------	 	-----------
Net Cash Provided by (Used in)
  Investing Activities					                            351,909		     (75,561)
                                           								-----------	 	-----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Stock            		                    		        -- 		         --
  Proceeds from Note Pay & Long-Term Debt		                -- 	 	        --
  Principal repayments on note payable
    and long-term debt					                           (651,677)	     (10,422)
                                           								-----------	 	-----------
Net Cash Provided by (Used in)
  Financing Activities					                           (651,677) 	    (10,422)
                                           								-----------	 	-----------
Net Increase (Decrease) in Cash	                 		       (188)	    (105,788)

CASH, beginning of period			                      	      5,541		      99,846
                                           								-----------	 	-----------
CASH, end of period					                                 5,353		      (5,942)
                                           								=========== 		===========


COACHMAN INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997



								                                   Payments	       Net
				                Paid-in	    Common	     Toward		    Unrealized
				                Capital	    Stock		   Redemption   	Loss-Nonc				 Total
Preferred	Common	   in Excess	 & Warrants of Class AA 	 Marketable 	Accumulated Stockholders
Stock		    Stock		   of Par	    Capital	  Pref Stock    Securities	 	Deficit		     Equity
--------- -------- ----------- ---------- ------------- ---------- -----------  ------------
Balance, December 31, 1996
$130	 	   $226,708	$18,514,965 $1,435,879  $(360,001) 	  $(5,000)		$(7,539,771)  $12,272,910

Common Stock Issued
		            1,751 	  137,399                               												            139,150

Change in Net Unrealized Loss
                                             											   5,000					                  5,000

Net income for the nine months
  ended Sept 30, 1997										                                  	  (2,695,603)	  (2,695,603)
--------- -------- ----------- ---------- ------------- ---------- -----------   -----------
Balance, September 30, 1997
$130		    $228,459 $18,652,364 $1,435,879	 $(360,001)  	       0 		($10,235,374)	$ 9,721,457
========= ======== =========== ========== ============= ========== ============= ===========
