Form 10-K
period 1997-12-31
COACHMAN INC
filed 1998-05-04
CIK 816249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997
                         or
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

        Common stock, par value $.005 per share
                   (Title of class)

     Indicate by check mark whether the registrant (1)
has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the registrant was required to file such
reports), and (2) has been subject to such filing re
quirements for the past 90 days.        [ ] Yes[X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 30, 1998 was $2,843,073. As of December 31, 1997, there were  32,173,939  shares  of  the  Registrant's  Common
Stock, $.005 par value, outstanding.

          Documents Incorporated by Reference

      Certain information called for by Part IV of this
report  is  incorporated by reference to the  Company's
Annual  Meeting Proxy statement to be filed within  120
days.
                                  PART I

Item 1.   Business

DESCRIPTION OF BUSINESS

General

     Coachman Incorporated (the "Corporation") was incorporated on February 5, 1985, under the Laws of the State of Delaware. The Corporation sold shares to the public on August 13, 1987. The Corporation has four operating subsidiaries: Olympic Mills Corporation("OMC"); Lutania Mills, Inc. ("LMI") (together "Olympic Mills"); Innkeepers, Inc. and Coachman Inns of America, Inc. The primary business of the Corporation is the operation of Olympic Mills.

Acquisition of Olympic Mills Corporation and Lutania Mills, Inc.

      On December 21, 1995, the Corporation purchased all of the stock of Olympic Mills but under the terms of the purchase agreement, the acquisition was not deemed to have been consummated. On October 3, 1996; the sellers of Olympic Mills and the Corporation agreed to modify the terms of the original acquisition agreement. Under these new terms, the acquisition of Olympic Mills was deemed to have been consummated for financial reporting terms. Olympic Mills is Puerto Rico's leading producer of knitted underwear, tee-shirts and polo shirts. OMC, a Delaware Corporation, is a 49 year old vertical textile and apparel manufacturer and distributor located in Puerto Rico.

      LMI is a Puerto Rican corporation located in Humacao, Puerto Rico which is an affiliate of OMC. It was in a development stage through late 1997, while completing construction including a water pretreatment plant and evolving from a sewing operation into a vertical textile mill. The mill began partial production in 1996. Full operations began in late 1997, but the mill still needs some capital improvements and is producing at under full capacity.

      On October 1, 1997, the Corporation, through All-On-Embellishment, Inc., (AOE), a subsidiary of LMI, purchased all of the accounts receivable, inventories, machinery and intangibles of All On T-Shirts, Inc. (AOT). This acquisition allows Olympic Mills to enter the screen printing and embroidery businesses, an extension of the tee-shirt business.

     On December 2, 1997, the Corporation purchased, through OMC, the textile machinery and equipment, cut and sew machinery and equipment, electronic embroidery equipment and certain other assets of Barranquitas Knitting, Inc., a wholly owned subsidiary of Phillip Van Heusen Corp. and Phillip Van Heusen Puerto Rico, LLC., located in Barranquitas, Puerto Rico.

     These acquisitions fit within Olympic Mills' current and future business strategy. The assets were purchased from the said owner corporations which are not affiliated with the Corporation. The assets purchased had been used and will continue to be used in the manufacturing of sweaters and embellishment.

     The Corporation plans to continue the strategy of acquiring through Olympic Mills, compatible companies in the textile and apparel business in order to diversify its products.

     The Corporation, through OMC, acquired on February 22, 1998 all the stock issued and outstanding of Laredo Apparel, Inc., a Puerto Rican corporation. Laredo is a small operation that manufactures and markets fashion apparel for women, men and youth in Puerto Rico.

     In March 1998, OMC purchased the assets of Tifton Textiles, Inc. in Tifton, Georgia. The purchase was through a new subsidiary organized under the name OMC-Tifton, Inc. (OMCT). The purchasing transaction was cash neutral. The new operation will manufacture fabric to supply the existing 807A fabric market, to sell fabric in the U.S. and to supply part of the fabric that demand operations of OMC and its subsidiaries and affiliates in Puerto Rico.

Spin off of Certain Subsidiaries

      The Board of Directors of the Corporation is pursuing the sale or other form of spin off of the Corporation's hotel and retail subsidiaries. These operations no longer fit within the Corporations operation as a textile and apparel manufacturer and distributor.

Olympic Mills

      The Corporation.    The Corporation operates its subsidiaries OMC and
LMI,  and  their respective subsidiaries hereafter referred to  as  Olympic
Mills.

      OMC was a vertically integrated textile and apparel manufacturer and distributor in Puerto Rico until late 1997. As of that time, it had limited its operations to the sewing of apparel, while LMI has evolved as a fully integrated textile mill. In addition, both OMC and LMI utilize fabric produced by their recently acquired textile mill affiliate OMCT which has been a supplier of fabric for OMC during the last five years.

      At present, OMC is responsible for carrying out the financing, marketing and distribution functions for all its subsidiaries (YII, BMI, Laredo, Inc., OMCT) and for LMI and its subsidiary AOE. OMC is classified as a "936 Company" under the U.S. Internal Revenue Code which generally provides that qualified income earned in Puerto Rico is partially exempt from U.S. taxation, subject to certain limitations.

      Products. Olympic Mills has five basic product lines. All cotton knitted men's underwear, cotton and cotton blend knitted tee-shirts, cotton and cotton blend polo shirts, acrylic fashion sweaters and non-knitted sewn products such as pajamas and shorts. Leading trade names used by LMI and OMC include Granar (underwear), America Projectr (underwear and sportswear) Olympic Mills and Laredo. LMI and OMCT knit, bleach and dye most of the knitted fabric used by Olympic Mills, while it purchases woven fabric from outside sources.

      In 1997, the product mix of Olympic Mills business was underwear (36%), tee-shirts (31%), polo shirts (13%), panties (1%) and other products (19%). Currently, Olympic Mills produces 4,500 dozen tee-shirts and 3,500 dozen briefs, polo shirts and other products daily.

      Customers. Previous to 1997, with the exception of underwear sold to the U.S. Department of Defense and a private label "big and tall" program, the majority of Olympic Mills' products were sold in Puerto Rico. Granar underwear is sold to the general public through leading department stores, retailers and discounters such as WalMartr and K-Martr. America Projectr tee-shirts are used in the screen printing business and sold to screen printers and distributors. America Projectr polo shirts are used primarily as school uniform shirts and are sold through retailers and also directly to schools in Puerto Rico.
      All of the sales to third parties by Olympic Mills are through OMC. Significant customers in 1997 were Signal Apparel Company, $5,034,893 (14%), E. Mendoza & Company, $4,703,460 (13%); U.S. Department of Defense ("USDD"), $4,451,882 (12%); and Donato Stores, $1,742,212 (5%). These
customers accounted for 44% of OMC's net sales in fiscal 1997. No other single customer accounted for more than 5% of net sales in fiscal 1997. The loss of the sales to any of the key customers would have a material adverse effect on OMC's results of operations as was the case with the reduction of USDD sales in 1997. OMC has no long-term purchase contracts or commitments with any customer other than the U.S.D.D.

      During 1997, OMC produced underwear for all branches of the military with quality and service meeting or exceeding military standards. The U.S. Department of Defense contract provided that OMC must sell goods meeting certain specifications at contracted prices if ordered by the Department of Defense. In addition, the contract has no minimum purchase requirements and can be terminated by the Department of Defense at any time.

      Selling products to retail stores outside of Puerto Rico could represent a major growth area for OMC. Present plans call for the sale of shirts and polos imprinted by AOE in Puerto Rico, the Caribbean Basin and the U.S. Customers would be retail stores, hotel shops and cruise ships. A fast growing segment of the tee-shirt business is licensing. This area is being pursued by OMC. In addition, strategic plans for 1998 call for increased efforts to further penetrate the U.S. markets through the manufacture of fabric by OMCT, sweaters produced by BMI and private label underwear, sportswear and tee-shirts.

      Marketing. At the present time, OMC is marketing its consumer products in Puerto Rico through two channels of distribution. One is through an in-house sales staff of six which handles direct sales, and the other is through its distributors. In the United States, OMC markets its products through commission representatives or directly to larger customers. With the acquisition of OMCT, OMC has also initiated a U.S. based sales operation to sell its products directly to customers in the U.S.

      In the past, OMC has used limited advertising in promoting brand awareness. The existing core business is supplying quality underwear and tee-shirts to the Puerto Rican market. By expanding the product line, increasing marketing and advertising and expanding the customer base, management believes that future growth in this core business is attainable.

      Future Expansion. As stated above, OMC has already initiated a sales and marketing operation in the United States. Such operation would handle sales and distribution of all of OMC's products in the United States. In addition to "Private Label" manufacturing, OMC believes that both the
Granar underwear and America Projectr tee-shirts lines could be very competitive in the U.S. market. The Granar brand should be familiar to a large number of Puerto Ricans living in the United States, and OMC intends to explore the potential of this as well as the rest of the Hispanic market. OMC has also obtained licenses to market the Vatican Library Collections and the "Puerto Rico Does It Better" label which should help to enhance its market potential. It also intends to pursue other licensing opportunities.

     Competition. There are several competitors for OMC principal consumer products. The two largest are Fruit of the Loomr and Hanesr. In Puerto Rico, OMC is very competitive due to brand recognition, loyalty, delivery time and service. However; as OMC expands outside Puerto Rico, it will be at a disadvantage due to the size and financial strength of its competitors.

      Raw Materials. The principal raw materials used by Olympic Mills are 100% cotton yarn and a blend of pre-spun 50% cotton and 50% synthetic yarn. Many factors including crop conditions, agricultural policies, market conditions and demand can significantly affect the cost and availability of these yarns, but to date, Olympic Mills has experienced no major difficulty obtaining adequate supplies. Olympic Mills currently purchases yarn from five suppliers; however, these are commodity purchases and are available from a wide range of suppliers. It currently maintains a 60 day inventory of raw materials. All woven and some knitted cloth is purchased from outside suppliers.

      Inventory and Backlog. OMC maintains an inventory of both raw materials and finished goods. At December 31, 1997, raw material and work in process inventory totaled $5,047,620 and finished goods inventory totaled $7,550,433. OMC's backlog consists of confirmed, purchase orders. At December 31, 1997, OMC had approximately $4,500,000 of unfilled customer orders for goods. OMC has not experienced any difficulty in filling orders on a timely basis nor material returns of its products.

      Seasonality. The products sold to the U.S. are not seasonal. Commercial sales are seasonal in nature with Christmas, back to school and Fathers Day being the peak seasons. Olympic Mills is pursuing sales in the United States which will offset this seasonality (i.e. Fleece to be manufactured during winter months and sweaters to be delivered in fall).

      Patents, Copyrights and Trademarks. OMC is the holder of a number of copyrights and registered trademarks. Those actively used now are Granar and America Projectr. OMC has used the trade names "Olympic Mills Corporation" and "Olympic Mills" for 48 years in Puerto Rico and has used them in the United States while operating a sales office in that country in the early 1980's; however, the said trade names have not been registered in the United States.

     Employees. The Corporation currently employs 1,105 full and part-time employees. Except as described below the Corporation does not have a collective bargaining agreement covering any of its employees, nor has it ever experienced any material labor disruption, and is not aware of any efforts or plans to organize its employees. The Corporation contributes part of the cost of medical and life insurance coverage for eligible employees. The Corporation considers relations with its employees to be excellent. The Corporation does not have a retirement or pension program. When OMC purchased the assets used by BMI, BMI's employees were covered by a collective bargaining agreement with the previous employer. Under the terms of the purchase of assets, BMI has drafted and presented a new Collective Bargaining Agreement to the union representing these employees. The agreement includes both economic and non-economic classes. The approval of this agreement is pending.



Discontinued Operations

      During  1995,  the  Corporation elected to close all  of  its  retail operations. These included all of the remaining Caribbean Outfittersr stores and Back Bay Outfittersr store. These operations had not been profitable and had contributed significant losses to the Corporation. Caribbean Outfitters, Inc. and Back Bay Outfitters, Inc., the corporations which owned these stores, have considerable debt and virtually no assets. In October, 1996, Caribbean Outfitters, NV, was put under control of the Court of Aruba and it is no longer controlled by the Corporation. The Corporation continues to own the right and title to the name and registered trademark of Caribbean Outfittersr. During 1996, the Corporation sold the right and title to the registered trademark Back Bay Outfittersr. It is the intention of the Corporation to sell or spin off these subsidiaries along with the Corporation's hotel subsidiaries of Innkeepers, Inc., and Coachman Inns of America, Inc.

Item 2.   Facilities

      The Corporation currently leases approximately 5,900 square feet of office space at 301 NW 63rd Street, Suite 500, Oklahoma City, Oklahoma, as its corporate headquarters. The Board of Directors of the Corporation approved moving its corporate headquarters to Puerto Rico, during 1998.

      The Corporation's subsidiary, Coachman Inns of America, Inc., is co-general partner of a partnership which owns one Coachman Inn property at Military Drive and Interstate 37 in San Antonio, Texas and has an interest in a hotel property in Anaheim, California, located on Katella Avenue at Harbor Drive adjacent to Disneyland.

      OMC has been located at the present premises since 1974. The premises, owned by a related party, in a corporation (Cintex) controlled by the former owner, who is also a director, are located in Guaynabo, Puerto Rico. have an area of 142,676 square feet devoted to manufacturing, sewing, warehousing and executive offices. The lease expired on December 31, 1997 and is renewable annually. OMC has been paying the present rental rate since 1987. However, present plans call for relocation to another smaller facility during 1998 under more favorable terms. LMI leases and occupies a 133,000 square foot manufacturing facility in Humacao, Puerto Rico which lease expires May 31, 2002 and YII occupies a 28,000 square foot cut and sew facility in Yabucoa, Puerto Rico which lease expires July 1, 2001 while BMI leases 99,231 square feet in Barranquitas, Puerto Rico. All three facilities are leased from an agency of the Government of Puerto Rico. AOE leases 2,000 square feet in Yabucoa, Puerto Rico on a short-term basis pending relocation to the LMI premises.

Item 3.   Legal Proceedings

     At December 31, 1997; there were no material legal proceedings pending against the Corporation; Olympic Mills Corporation; Lutania Mills, Inc.; Innkeepers, Inc.; or Coachman Inns of America, Inc. The subsidiaries of Caribbean Outfitters, Inc. and Back Bay Outfitters, Inc. have a number of claims relating to the discontinued retail operations. The Corporation feels that it is not liable for any of these claims and will vigorously defend itself against any claims to the contrary.

Item 4.   Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.
                                  PART II

Item  5.    Market  for Registrant's Common Equity and Related  Stockholder
Matters

                        PRICE RANGE OF COMMON STOCK

      The Corporation's Common Stock is listed for trading on the OTC Bulletin Board under the trading symbol "CINC". The following table reflects the range of high and low bid prices, as reported by the National Quotation Bureau, for each quarterly period during 1997. The prices represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions. Trading in the Corporation's common stock is very thin and may not be an indication of the value of the Common Stock.

Quarterly Period Ended        High      Low       High      Low
                              Bid       Bid       Ask       Ask

March 31, 1997                $.28      .22       .35       .25
June 30, 1997                 $.21      .15625    .24       .19
September 30, 1997            $.19      .17       .23       .19
December 31, 1997             $.20      .16       .23       .19

      On March 31, 1998, the bid and asked price for the Common Stock, as reported on the OTC Bulletin Board, was $.14 and $.17 per share, respectively. As of December 31, 1997, the Corporation had approximately 693 holders of record of its common stock.

Item 6.   Selected Financial Data

Operating Data

              Year Ended   Year Ended   Year Ended   Year Ended  Year Ended
                 Dec 31,      Dec 31,      Dec 31,      Dec 31,     Dec 31,
                  1997         1996         1995         1994        1993

Revenues      $34,844,513  $35,908,536     $67,590     $119,856    $124,686
Income (loss)
from continuing
operations     (8,532,036)   1,303,330    (302,492)  (1,808,805)    (24,127)
Net income
(loss)         (8,517,647)   1,195,615    (682,034)  (2,227,655)    (73,273)
Basic Income
(loss) per
common share
from continuing
operations           (.34)         .04        (.04)        (.28)       (.01)
Dividends
declared per
common share       --           --           --           --           --






Balance Sheet Data:
                     Dec 31,     Dec 31,     Dec 31,     Dec 31,     Dec 31,
                      1997        1996        1995        1994        1993

Working capital
(deficiency)    $(3,229,962)  $4,624,026  $(5,974,250) $(1,160,886) $(387,889)
Total assets     30,653,874   30,961,641    9,587,921    1,578,095  3,092,343
Long-term debt    5,029,253    5,042,555       32,975      339,196    816,155
Total
liabilities (1)  26,740,895   18,688,739    6,357,126    1,996,025  1,841,091
Stockholders'
equity
(deficit)         3,912,979   12,272,910    3,230,795     (417,930) 1,251,252


(1) $800,499 of the total liabilities at December 31, 1997 are liabilities related to discontinued operations.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     During the past five years, the Corporation has made significant changes in its business, which have, and will, affect its financial
condition and results of operations.   On December 21, 1995, the
Corporation purchased all of the common stock of Olympic Mills.   The
operation and development of Olympic Mills are the major focus of the Corporation. During 1991, the Corporation was primarily in the hotel management business. During 1992, and 1993, most of the properties managed by the Corporation were sold and at the end of 1993, the Corporation purchased Caribbean Outfitters, Inc., which operated specialty retail stores. During 1994, the Corporation purchase Back Bay Outfitters Inc., a retail store specializing in adventure travel gear, clothing and equipment. The Corporation also purchased the West Indies Resort Company and the West Indies Club Limited, thus entering the time sharing vacation sales business. During 1995, the Corporation closed the operations of Outfitters and discontinued the retail operations thereof. The Corporation also elected not to exercise an option to purchase the Hotel on the Cay held by West Indies Club Limited. During 1996 and more aggressively during 1997, the Company incoursed the U.S. market of tee-shirts and other apparel products. Consistent with the quest for the U.S. market the Company made several acquisitions of apparel operations during 1997 and at the beginning of 1998. These changes in operations from past to present to future make the analysis of the Corporation's Consolidated Financial Statements difficult. The purpose of this discussion will be to clarify these significant changes and supply forward looking information about the Corporation's planned activity (although there can be no assurance that these activities will meet expectations).

Liquidity

     On December 21, 1995; the Corporation acquired all of the outstanding stock of OMC and LMI. The transaction was determined to be an acquisition in progress for accounting purposes, in 1995, and was accounted for under the equity method of accounting. On October 3, 1996; the Sellers of Olympic Mills and the Corporation re-negotiated the terms of the acquisition. As a result of this re-negotiation, the acquisition was considered to have been consummated as of October, 1996 for financial reporting purposes. The year end balance sheets of the Corporation, OMC and LMI were consolidated as a result.

     The Corporation originally closed the acquisition of all of the issued and outstanding stock of OMC and its affiliate LMI pursuant to a Stock Purchase Agreement dated December 21, 1995 (the "Agreement") for $2,002,000 in cash, $4,448,826 in notes due the Sellers and 6,000,000 shares of the Common Stock of the Corporation. The 6,000,000 shares had a guaranteed public trading price of $2.50 per share after 2 years from issuance, with additional shares being issued if the price was lower. The Sellers were Corporacion Inmobiliaria Textil ("Cintex"), a Puerto Rico corporation; Fideicomiso Hispamer ("Hispamer"), a Puerto Rico trust; OM Acquisition Corp. ("OM"), a Delaware corporation; Olympic Holding Corp. ("Holding"), a Puerto Rico corporation and Estampados Deportivos ("ED"), a Puerto Rico corporation (collectively "the Sellers"). Under the Agreement, the Corporation purchased all of the common stock of OMC from ED and provided the necessary capital in the form of cash, notes and stock for OMC to repay all sums due to the Sellers by OMC totaling $3,570,400 and to redeem all of the preferred stock and accumulated dividends of OMC owned by and owed to the Sellers. All of the Common Stock of LMI was purchased from Holdings for a cash payment of $1,000. The sources of the funds used to close the acquisition were loans of $2,000,000 and $852,000 from Congress Credit Corporation to OMC, deferred payment notes from the Corporation and OMC to the Sellers, $1,500,000 from the sale of 3,747,650 shares of common stock of the Corporation in a private placement, $250,000 from the sale of 2,500 shares of preferred stock of the Corporation in a private placement and $250,974 in funds of the Corporation.

     On October 3, 1996; the Corporation and the Sellers agreed that the balances of the $4,448,826 and the balance of the $1,785,200 notes and accrued interest of $436,977 were settled with the issuance of 6,521 shares of Class AA Redeemable Preferred Stock to the Sellers by the Corporation. This stock has a redemption price of $1,000 per share, which increases 1% each month that the stock is outstanding, and a dividend rate of $100 per year.

     Additionally, the Corporation and the Sellers agreed to settle the common stock price guarantee through the payment of an additional
$1,250,000 cash and the commitment to issue an additional 5,000,000 shares of common stock and warrants to purchase an additional 5,000,000 shares of common stock at $.50 per share.

     In order to complete the acquisition, the Corporation arranged loans from Congress Credit Corporation ("Congress") to OMC and LMI totaling up to $15,000,000 in the form of a $13,000,000 revolving credit line and $2,000,000 three year term loan. The availability of the revolving credit line is based on 50% of qualified inventory and 80% of qualified receivable of OMC. At December 31, 1997, based on collateral, the revolving credit line balance drawn was $9,291,557. The balance of the term loan at December 31, 1997 was $816,680.

     In addition to the above, OMC issued notes to the Sellers of $1,000,000 and $465,000 due December 21, 2000 at a rate of 7%. During 1996,
OMC  issued an additional note to the Sellers of $320,000 on similar terms.

     During 1995, the Corporation elected to close all of its retail operations. The subsidiaries which own the operations accounted for $800,499 of the accounts payable, accrued liabilities, notes payable and long term debt of the Corporation at December 31, 1997. Management feels that these are not liabilities of the Corporation as the parent company, but only of the respective subsidiary, although this has not been decided by court action. During 1996, Caribbean Outfitters, N.V. was put under court control in Aruba. It is no longer consolidated in the corporations financial statements or controlled by the Corporation.

     At December 31, 1997 and 1996; the Corporation had current assets of $18,481,680 and $18,270,210 respectively. Of these current assets, $4,594,566 were net trade accounts receivable at December 31, 1997. During 1997, the average collection period for accounts receivable was 55 days. Also included was inventory of $12,598,053 comprised of raw materials, work in process and finished goods. During 1997, inventory turnover was 2.6 times, below the Corporation's goal of 4. At year end, Olympic Mills was owed payments for government incentives of $886,474.

     At December 31, 1997 and 1996; current liabilities were $21,711,642 and $13,646,184 respectively. Accounts payable trade accounted for $6,986,501 at December 31, 1997, which included a bank book overdraft of $427,329 (Olympic Mills operates with a zero balance account, whereby funds are drawn on the revolving credit line as checks are presented for payment). Also included were accrued liabilities of $1,759,340 and current maturities of long-term debt of $12,833,077.

     At December 31, 1997; the Corporation had a Current Ratio of .85 times and a Quick Ratio of .26 times. Working capital was ($3,229,962). The management obtained commitments from a financial government institution for $1.5 million and is seeking, from a particular investor, an additional investment for $2 million to replenish part of the working capital loss.

Capital Resources

     December 31, 1997 compared to December 31, 1996; Total assets decreased by $307,775 from $30,961,649 to $30,653,874; Total liabilities increased by $8,052,156 from $18,688,739 to $26,740,895and Stockholders'
equity decreased by $8,359,931 from $12,272,910 to $3,912,979.

     At December 31, 1997; the book value per share of common stock was $.12. Debt to equity was 683%. Total asset turnover was 1.14 times.

     During 1996, the Corporation repaid or refinanced notes due to the Seller and at the same time settled the price guarantee of the 6,000,000 shares of Common Stock owned by the Sellers. This was accomplished through the agreement to issue an additional 5,000,000 shares of Common Stock which were issued in 1997, Warrants to purchase 5,000,000 shares of Common Stock for $.50 per share, the issuance by the Corporation of 6,521 shares of Series AA Preferred Stock and the payment of $1,250,000 in cash. The cash payment was funded by the sale of Common Stock of the Corporation and Series A Preferred Stock of OMC. This transaction had the effect of decreasing debt and increasing the paid in capital of the Corporation.

     At December 31, 1997; the Corporation had Property and Equipment of $6,929,771 (net of $2,040,472 accumulated depreciation and amortization) which secured a loan of $816,680. The Corporation also had net intangibles of $2,788,719, which included $1,400,000 right to use waste water plant and $1,252,630 value of trade names. Additionally, the Corporation holds notes receivable of $962,465.

     The remaining retail subsidiaries have current liabilities of $800,499
at December 31, 1997.   These subsidiaries have no operations and limited
assets.   During the past year, they have been successful in settling some of their liabilities.



Results of Operations

     The acquisition of OMC and LMI by the Corporation was considered to have been consummated, for financial reporting purposes, as of October, 1996 for the year ended December 31, 1997, the results of OMC and LMI are fully consolidated, the results of operations of OMC and LMI for the year ended December 31, 1996 have been consolidated with those of the Corporation as though such acquisition had occurred at the beginning of the year. Due to this consolidation, the results of operations for 1996 bare little resemblance to those for previous years.

     For the year ended December 31, 1997, total revenues were $34,844,513 of which $34,758,812 were net trade sales. Cost of goods sold were $32,726,045; producing a gross margin of 6%. Operating loss was $5,739,237 and net loss from continuing operations was $8,532,036. Net loss was $8,517,647. Loss before depreciation, amortization, interest and taxes (EBDAIT) was $3,793,791.

     In order to better understand the trends in the primary business of the Corporation the following information is being provided. Total trade net sales of OMC were $34,758,812; $35,826,875 and $31,184,281 for 1997,
1996 and 1995 respectively. Cost of goods sold for the same periods were $32,726,045; $28,345,459 and $28,123,195 respectively producing gross profit margins of 5.84%, 20.88% and  9.82%  for the same periods.

     LMI was a development stage company in 1996. During early 1996, LMI began limited operations. By the end of 1997, it was in full operation two years behind schedule and with substantial cost overruns. LMI produces
goods on contract to OMC.   LMI incurred a net loss of $5,046,603 for 1997.
These lead to the reserving of a tax asset created when LMI began operations of $1,653,000.

     During 1995, the Corporation elected to close all of its retail operations and discontinue them. Retail sales were approximately $517,000, $1,843,000 and $54,000 in 1995, 1994 and 1993 respectively. The loss from retail operations was $601,027; $713,887 and $30,615 in 1995, 1994 and 1993
respectively. During 1997 and 1996, the loss from discontinued operations was $14,389 and $107,715 respectively. During 1998, the Corporation will continue to settle the liabilities of these subsidiaries. Management is seeking to liquidate or spin off the retail subsidiaries along with the hotel subsidiaries.

     Management has identified the reasons for the 1997 operational losses and has concluded that they are surmountable and that the Corporation has excellent future potential. To this end the Corporation has implemented a growth strategy in order to diversify its sources of revenue, improve profit margins and spread operating overhead over a larger volume of sales. During the last half of 1997 and continuing into 1998 the Corporation and OMC have implemented a major reorganization and reengineering to streamline operations and cut costs.

     During 1997, the Corporation made strategic acquisitions of AOE and BMI. They both expanded the Corporation's product offering and capacity. During 1998, the Corporation will continue to seek out additional compatible acquisitions. Two such acquisitions, which were closed during February and March, 1998 were respectively Tifton Textiles of Tifton, Georgia and Laredo Apparel, Inc. of Puerto Rico. The Corporation will also pursue the sale, spin off or liquidation of its non textile operations, during 1998.

     In August, 1997 the Corporation made major changes in the management of OMC. The changes were made to facilitate the growth and diversification of OMC. Dennis D. Bradford, who has served as President and Chief Executive Officer of OMC through August 1997, continues his duties as Chairman and Chief Executive Officer of the Corporation. He will no longer be involved in the day to day operation of Olympic Mills. Dr. Juan B. Aponte became Chairman and Chief Executive Officer of OMC. Dr. Aponte has been given the task of reorganizing the company to provide flexibility needed to implement the Olympic Mills business plan, expand operations and bolster the management. As part of the reorganization of OMC, it has already appointed effective in April 1998, an experienced Vice President in charge of textile operations and a Vice President in charge of sewing operations has been recruited and will assume his responsibilities by the end of April 1998. Also in the early part of 1998, a new fully computerized information system is being implemented under the direction of an experienced Vice President of Operations and should be in place by May 1998. In addition , there has been an upgrading of the internal control and financial systems as well a reorganization of the marketing department to include a customer's service division. Dr. Alejandro Asmar, a director of the Corporation has assumed the duties of Chief Operating Officer of OMC. The Corporation and Olympic Mills plan to form a financial services subsidiary and venture capital fund. Dr. Alejandro G. Asmar, founder and President of AGA Business and Investment Group, and the former Chief Operating Officer of Drexel Burnham Lambert PR, will head the Financial Services Company. He also concentrates in the merger and acquisition area, looking for targets both in and out of Puerto Rico.

     In order to address the lack of working capital and liquidity, the Corporation has adopted the following strategies. During the fourth quarter of 1997 and first quarter of 1998, the Corporation has obtained commitments and/or raised an additional $3,000,000 in new capital. OMC has also obtained grants or commitments for an estimated additional $4,500,000 from agencies of the Puerto Rican Government. In addition, OMC has submitted a proposal for a $4,000,000 government grant to scientifically evaluate and improve operations, marketing strategies and for product development. Congress Credit, OMC`s primary financial institution, has approved an increase for OMC's working lines of credit to $18,000,000 from $13,000,000 and to provide an additional $1,700,000 of equipment financing. Management believes that cash from operations and capital available from other sources along with existing credit facilities will be adequate to enable the Corporation to meet its cash flow requirements for the next twelve (12) months.

     Management believes that the Corporation and its various textile and apparel subsidiaries have a proven competitive advantage. Along with the changes in operations, acquisitions and financials discussed above; the Corporation can overcome its short term lack of working capital and liquidity and operate profitably in the future.

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

     During 1996 and 1997, the U.S. minimum wage increased $.90. These increases, made it necessary for Olympic Mills to adjust other wages accordingly. The first increase in the minimum wage of $.50 occurred on October 1, 1996, however; the labor content in manufactured products did not increased significantly. The second increase took place in 1997 and impaired the Company's profitability since competition did not make it possible for OMC to transfer the increase through the price mechanism.

     The Corporation's hotel operations have not been adversely affected by inflation. Revenues have kept up with the increase in costs.




Item 8.   Financial Statements and Supplementary Data

     Financial Statements as of December 31, 1997 and 1996 and for the three year period ended December 31, 1997 are contained at pages F-1 through F-36 included in this Report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

Management

     The names, ages and current positions with the Corporation of the directors and executive officers of the Corporation are set forth below:

Name                     Age       Positions
Dennis D. Bradford       52        Chairman of the Board, President and
                                   Chief Executive Officer
Catherine A. Myers       36        Secretary
Robert E. Swain          52        Director
Jay T. Edwards           65        Director
Alejandro G. Asmar       48        Director
Juan B. Aponte           68        Director
Francisco Carvajal       84        Director
Luis Rivera-Siaca        52        Director
     The following is a brief description of the business experience during the past five years of each of the above-named persons:

     Dennis D. Bradford, age 52, has been the Chairman, President, Chief Executive Officer and Director (except from December 1993 until January 1995 when he did not serve as President) of the Corporation since its inception on February 5, 1985. Mr. Bradford serves as President and Chief Executive Officer of Olympic Mills Corporation. From 1973 to 1985, he was a partner in various partnerships which constructed, owned and operated real estate properties including Coachman Inns until the sale of his interests in those partnerships to the Corporation. From 1983 until 1984, he served as Vice President of Corporate Development for PetroSouthern, Inc., a publicly held oil and gas exploration company. PetroSouthern became Craft World International, Inc. ("Craft World") in 1986 and changed its basic business to a distributor of craft and leisure products. In 1986, Mr. Bradford was elected to the Board of Directors of Craft World. Mr. Bradford has been Vice Chairman of the National Advisory Council to the U.S. Small Business Administration and a delegate to the 1986 White House Conference on Small Business. He is a graduate of the University of Tulsa with a BSBA degree in Economics.

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

     Alejandro G. Asmar, Phd., age 48, Director. Dr. Asmar is President of the merchant banking firm AGA Associates, Inc. (formerly AGA & Associates) and serves as managing Director of OMC. From 1984 to 1988, Dr. Asmar was with Drexel Burnham Lambert, Inc.'s Puerto Rico Branch and was its First Vice President and Chief Operating Officer from 1987 to 1988. From 1983 to 1984, he served as Vice President, Finance and Administration Puerto Rican American Insurance Co. and from 1977 to 1982 was Senior Vice President, Finance of First Federal Savings & Loan Association of Puerto Rico. Dr. Asmar served as an Independent Consultant, Assistant Professor, Director, Department of Administration and Director, Business Research Center with the University of Puerto Rico from 1972 to 1977. Dr. Asmar is a graduate of the University of Puerto Rico and the University of Pennsylvania, the Wharton School, where he received a Ph.D. in Business and Applied Economics and a MA in Finance.

     Francisco Carvajal, age 84, founded the Olympic Mills Corporation in 1949, he serves as its Chairman and had served as its Chief Executive Officer from that time until December, 1995. He also serves as President of America Mills, Cpor A and Estampados Deportivos. Mr. Carvajal is an active real estate developer in the San Juan area. Mr. Carvajal through trusts he formed is active in charitable ventures in Puerto Rico and Spain.

     Dr. Juan B. Aponte, age 68, Director. Dr. Aponte is a professor of public policy in the Graduate Department of the Interamerican University of Puerto Rico's Metropolitan Campus, and a financial and insurance consultant to private industry and government in Puerto Rico. Dr. Aponte has served in various legislative and governmental advisory capacities; as Associate Professor of Insurance in full affiliation with the Wharton School of Finance and Commerce of the University of Pennsylvania and the University of Puerto Rico's School of Business Administration. He was the President of the First Federal Savings Bank of Puerto Rico; and is a past member of the Honorary Board of Editors of the Journal of Post-Keynesian Economis. Dr. Aponte is a member of the American Academy of Actuaries, the Conference of Consulting Actuaries and a Chartered Life Underwriter. Dr. Aponte received a masters degree in actuarial mathematics from the University of Michigan and a Ph.D. in applied economics from the University of Pennsylvania. At present, he is the Chairman of the Board, and Chief Executive Officer of Olympic Mills Corporation.

     Luis Rivera Siaca, age 52, Director. Private Real Estate Investor. Currently President and Chief Executive Officer of Excel Caribbean, Inc., a Real Estate Development Corporation; P.S.M. Corporation engaged in metal parts manufacturing; Empresas Rivera Siaca, Inc., real estate; Ersplas, Inc., plastic container manufacturing; and Wall & Building Corporation, a real estate business.

Series AA Redeemable Preferred Stock.

     The holders of the Series AA Redeemable Preferred Stock of the Corporation, Fideicomiso Hispamer, are entitles to elect two directors to the Board of Directors of the Corporation . The Directors so named are Juan
B. Aponte and Francisco Carvajal.
Item 11.  Executive Compensation

     The following sets forth the annual and long-term compensation paid to the Chief Executive Officer of the Corporation during the last three fiscal years.

                     Summary Compensation Table

                                                 Long-Term
                                                Compensation
                                                 Securities
Name and             Annual Compensation         Underlying       All Other
Principal Position     Year  Salary$     Bonus $   Option       Compensation $
Dennis D. Bradford     1997  120,000.00   -0-        -0-            -0-
 Chairman of the Board 1996  120,000.00   -0-        -0-            -0-
 Chief Executive
 Officer               1995  120,000.00   -0-        -0-            -0-
Juan B. Aponte         1997  120,000.00   -0-        -0-            -0-
 Director; President
 and CEO of OMC
Alejandro G. Asmar     1997  133,000.00   -0-        -0-            -0-
 Director,
 Managing Director     1996   96,000.00   -0-        -0-            -0-
 of OMC
Ruben Sanchez          1997  130,547.20   -0-        -0-            -0-
 Senior Vice President
 of OMC                1996  112,584.00   -0-        -0-            -0-

     All officers and directors serve at the pleasure of the Board of Directors, except that Dennis D. Bradford entered into a three year Management Agreement, dated December 3, 1996.

     The following table indicates the total number and value of exercisable and unexercisable non-qualified stock options held by the executive officer named in the Summary Compensation Table above as of December 31, 1997. No options to purchase stock were exercised by him in the fiscal year ended December 31, 1997.

                        Number of Securities      Value of Unexercised
                        Underlying Unexercised    In-The Money Options
                        Options at FY-End(1997)   at FY-End(1997)
        Name            Exercisable/Unexercisable Exercisable/Unexercisable(1)

Dennis D. Bradford            13,100                  $2,489
__________________

(1) Based on an asked price of $.19 per share of the Corporation's Common Stock as quoted by the OTC Electronic Bulletin Board on December 31, 1997.

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

Name and Address        Amount and Nature of  Percent of Beneficial Ownership
of Beneficial Owner     Beneficial Ownership         After Offering

Francisco Carvajal         11,000,000(a)                 29.6%
Box 1669
Guaynabo, PR  00970

Alejandro G. Asmar          1,800,000                     8.0%
Box 1669
Guaynabo, PR  00970


Dennis D. Bradford          1,122,638 (b)                 7.5%
301 NW 63rd, Suite 500
Oklahoma City, OK 73116

Robert E. and
Linda D. Swain              1,721,170                     8.5%
1055 Bay Esplanade
Tampa, FL 34630

Jay T. Edwards                  6,150 (c)                  *
301 NW 63rd, Suite 500
Oklahoma City, OK 73116

Catherine Myers                    20                      *
301 NW 63rd, Suite 500
Oklahoma City, OK 73116

Luis Rivera Siaca           1,500,000                       5%
Calle J #20
Villa Caparra
Guaynabo, PR  00966

All officers and directors
  as a group (4 persons)   17,149,978 (d)                  53%

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

(c) Includes 4,700 shares of Common Stock that may be acquired upon exercise of employee stock options previously granted under the Corporation's 1987 Stock Option Plan.

(d) Includes 17,800 shares of Common Stock that may be acquired by such persons upon exercise of employee stock options previously granted under the Corporation's 1987 Stock Option Plan and on December 14, 1993.



Compensation of Directors

  Non-employee directors of the Corporation are entitled to a fee of $2,000 per year plus $500 for attendance at each meeting of the Board of Directors. Non-employee directors receive a fee of $250 for each committee meeting attended. In December, 1992 the Board of Directors agreed to serve without compensation until further notice.



Item 13.    Certain Relationships and Related Transactions

  During 1991 and 1993, the Corporation loaned $109,958 to Dennis D. Bradford and received as collateral 1,109,513 shares of the Corporation's Common Stock owned by Mr. Bradford.

  Dr. Alejandro G. Asmar, a director of the Corporation, is the president and principal in AGA Associates, Inc. which acted as a financial advisor to the Corporation in the acquisition of Olympic Mills. AGA received a fee of 1,800,000 shares of Common Stock for providing financial advisory services with respect to the Acquisition. In 1995, AGA also received a fee of $112,500 from OMC for arranging a loan with respect to the Acquisition. Director Liability

  Because of increasing concern about director liability and the growing unavailability of insurance, the Corporation may find it necessary to provide incentives to induce outside individuals to join its Board. For the same reasons, the Corporation has adopted the provisions of the Delaware Corporation Law permitting the Corporation to limit the liability of the Corporation's directors to the Corporation and its stockholders for monetary damages for breach of fiduciary duty as a director. Such limitation on a director's liability is subject to the following statutory exceptions: (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders; (ii) for acts of omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemption or repurchases, or (iv) for any transaction from which the director derived an improper personal benefit.

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





                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Oklahoma City, Oklahoma, on April 27, 1998.

                    COACHMAN INCORPORATED

                    By:\s\Dennis D. Bradford
                    Dennis D. Bradford, Chairman of the Board,
                    Chief Executive Officer and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant.

Signature                Title                         Date


/s/Dennis D. Bradford         Chairman, Chief Executive Officer,
Dennis D. Bradford            Chief Financial Officer
                          and Director                 April 28, 1998


/s/Alejandro G Asmar          Director                 April 28, 1998
Alejandro G. Asmar


/s/Jay T. Edwards             Director                 April 28, 1998
Jay T. Edwards


/s/Robert E. Swain            Director                 April 28, 1998
Robert E. Swain


/s/Juan B. Aponte             Director                 April 28, 1998
Juan B. Aponte


/s/Francisco Carvajal         Director                 April 28, 1998
Francisco Carvajal


/s/Luis Rivera Siaca          Director                 April 28, 1998
Luis Rivera Siaca
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Oklahoma City, Oklahoma, on April 27, 1998.

                           COACHMAN INCORPORATED

                    By:______________________________
                    Dennis D. Bradford, Chairman of the Board,
                    Chief Executive Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant.

     Signature                     Title                         Date


______________________________     Chairman, Chief Executive Officer,
Dennis D. Bradford                 Chief Financial Officer and
                                   Director                 April 28, 1998


______________________________     Director                 April 28, 1998
Alejandro G. Asmar


______________________________     Director                 April 28, 1998
Jay T. Edwards


_______________________________    Director                 April 28, 1998
Robert E. Swain


_______________________________    Director                 April 28, 1998
Juan B. Aponte


_______________________________    Director                 April 28, 1998
Francisco Carvajal


_______________________________    Director                 April 28, 1998
Luis Rivera Siaca










                           COACHMAN INCORPORATED


                     Consolidated Financial Statements

                        December 31, 1997 and 1996


                 With Independent Auditors' Report Thereon






























                  Independent Auditors' Report




The Board of Directors and Stockholders
Coachman Incorporated and Subsidiaries:

We have audited the consolidated balance sheets of Coachman Incorporated and subsidiaries (Coachman) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coachman Incorporated and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles.



                                        S/KPMG Peat Marwick LLP

March 11, 1998

Stamp No. 1461197 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.
                      COACHMAN INCORPORATED

                   Consolidated Balance Sheets

                   December 31, 1997 and 1996




                  Assets
                                                   1997          1996

Current assets:
 Cash                                            $53,710         5,541
 Accounts receivable:
  Trade, net of allowance for
   doubtful accounts of $248,683 in 1997
   and $246,129 in 1996 (notes 8 and 13)       4,594,566     4,676,459
  Related parties                                 21,849         8,764
  Other, principally government incentives       886,474     1,092,995
 Notes receivable                                147,761          -
 Notes receivable from affiliates (note 6)        46,414        42,714
 Inventories (notes 3 and 8)                  12,598,053    12,246,108
 Investment in equity securities (note 4)           -           40,000
 Prepaid expenses and other current assets,
  including prepaid income taxes of $30,920
  in 1997                                        132,853       157,629
                                             -----------    ----------

   Total current assets                      184,481,680    18,270,210
                                             -----------    ----------

Property and equipment (notes 5 and 8)         6,929,771     6,606,225
Intangibles (note 7)                           2,788,719     3,249,786
Notes receivable (note 6):
 Officer                                         115,282       135,266
 Affiliates                                      350,679       356,570
Due from entity in process of being
 acquired (note 18)                            1,423,060          -
Investments in subsidiaries                       60,315        76,038
Deferred tax asset (note 9)                         -        1,653,000
Debt issue costs, net of amortization of
 $444,975 in  1997 and $192,304 in 1996          313,038       565,709
Other assets                                     191,330        48,845
                                             -----------    ----------
   Total assets                              $30,653,874    30,961,649
                                             ===========    ==========

   Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable (notes 12 and 14):
  Trade (including bank overdraft of
   $427,329 in 1997 and $833,923 in 1996)      6,986,501     3,489,614
  Related parties (note 11)                       31,272         3,734
 Accrued liabilities                           1,759,340     1,038,524
 Current maturities of long-term debt
  (notes 8 and 11)                            12,833,077     8,964,942
 Income tax payable (note 9)                      93,227       149,370
 Deferred tax liability  (note 9)                  8,225          -
                                             -----------    ----------
   Total current liabilities                  21,711,642    13,646,184

Deferred tax liability (note 9)                  483,868       800,475
Long-term debt (note 8)                        2,785,385     2,482,080
Minority interest in subsidiary (note 17)
                                               1,760,000     1,760,000
                                             -----------    ----------

                                              26,740,895    18,688,739
                                             ===========    ==========
Stockholders' equity (note 10):
 Preferred stock, no par value; authorized
  200,000 shares; issued and outstanding
  12,901 in 1997 and 12,971 in 1996                  129           130
 Preferred stock, $1.00 par value;
  authorized 850 shares in 1997
  (none in 1996; none issued                        -             -
 Common stock, $0.005 par value; authorized
  50,000,000 shares in 1997 and 25,000,000
  shares in 1996; issued and outstanding
 32,173,939 in 1997 and 22,670,833 in 1996       160,870      113,354
 Additional paid-in capital                   19,744,676   18,628,319
 Common stock and warrants committed (note 2)    600,000    1,435,879
 Accumulated deficit                         (16,232,695)  (7,539,771)
 Net unrealized gain/(loss) on investment
  in equity securities                              -          (5,000)
 Payments towards redemption of Class AA
  Preferred Stock                               (360,001)    (360,001)
                                             -----------   ----------
   Total stockholders' equity                  3,912,979   12,272,910

Commitments and contingencies (notes 2, 11
and 14)

   Total liabilities and stockholders'equity $30,653,874   30,961,649
                                             ===========   ==========

                      COACHMAN INCORPORATED

              Consolidated Statements of Operations

          Years ended December 31, 1997, 1996 and 1995




                                 1997          1996         1995
Revenues:
 Trade net sales (note 13)   $34,758,812   35,826,875        -
 Other                            85,701       81,661      67,590
                             -----------   ----------  ----------
      Total revenues          34,844,513   35,908,536      67,590
                             -----------   ----------  ----------

Costs and expenses:
 Cost of goods sold           32,726,045   28,345,459        -
 Selling, general and
  administrative
  expenses (note 11)           7,857,705    5,174,911     452,123
                             -----------   ----------  ----------
      Total costs and
       expenses               40,583,750   33,520,370     452,123
                             -----------   ----------  ----------
      Operating
       income/(loss)         (5,739,237)    2,388,166    (384,533)
                             -----------   ----------  ----------

Other income/(expense)
 (note 12):
 Interest income                 34,707        47,692      51,675
 Interest expense            (1,543,413)   (1,314,633)    (10,558)

 Other income                    93,514          -          8,260
 Gain on sale of marketable
  equity securities               5,290        12,046      32,664
                             -----------   ----------  ----------
      Other income/
       (expense), net        (1,409,902)   (1,254,895)     82,041
                             -----------   ----------  ----------

      Income/(loss) before
       income taxes          (7,149,139)    1,133,271    (302,492)

Income tax (expense)/benefit
(note 9)                     (1,382,897)      170,059        -
                             -----------   ----------  ----------

      Income/(loss) from
       continuing operations (8,532,036)    1,303,330    (302,492)
                             -----------   ----------  ----------

Discontinued operations
 (note 12):
   Income/(loss) from operation
    of discontinued
    retail activities            14,389      (107,715)   (131,106)
   Loss from discontinued
    retail activities              -             -       (248,436)
                            ------------   ----------  ----------
 Gain/(loss) from
  discontinued operations        14,389      (107,715)   (379,542)
                            ------------   ----------  ----------
      Net income/(loss)    $ (8,517,647)    1,195,615    (682,034)
                            ============   ==========  ==========

      Net income/(loss)
       applicable to
       common shares       $ (9,415,713)      987,059    (753,442)
                            ============   ==========  ==========

Average outstanding common
 shares                      27,493,218    26,569,457   9,334,313
                            ============   ==========  ==========
 Basic income/(loss) per
  average outstanding
  common share from
  continuing operations            (.34)          .04        (.04)
                                    ===           ===         ===

 Basic loss per average
 outstanding common
 share from discontinued
 operations                         -            (.01)       (.05)
                                    ===           ===         ===
Basic net income/(loss) per
 average outstanding
 common share                      (.34)           .04       (.08)
                                    ===            ===        ===


  See accompanying notes to consolidated financial statements.

                              COACHMAN INCORPORATED

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1997 and 1996


                                                                                                Payments
                                                                                   Unrealized   Towards
                                                  Common                           Gain/(loss) Redemption
   Preferred                                      Stock     Common      Common         on          of
     Stock         Common Stock      Additional    and      Stock       Stock      Marketable   Class AA  Accumu-     Total
---------------  -------------------   Paid-in   Warrants Subscribed Subscriptions   Equity    Preferred   lated   Stockholders
Shares Amount   Shares       Amount    Capital    Capital  Unissued   Receivable   Securities    Stock    Deficit     Equity
---------------  -------------------  ----------  -------- ---------- ------------- ---------- ----------  -------- -------------

Balance, December 31 1995
 7,250  $  73    20,265,100  202,651  11,411,589     -      391,500    (100,000)      23,625        -    (8,698,643)   3,230,795

Collection of Common
 stock subscriptions
   -       -          -         -          -          -         -        100,000         -          -          -         100,000

Issuance of subscribed
 common stock
   -       -      1,125,000   11,250     380,250      -     (391,500)       -            -          -          -            -

Issuance of stock in
 payment of debt or
 obligations
 6,521     65       650,000    6,500   6,579,425      -         -           -            -          -          -       6,585,990

Payments towards
 redemption of Class AA
 Preferred Stock
   -       -          -         -          -          -         -           -            -      (360,001)      -        (360,001)

Common stock issued,
 net of issuance costs
   -       -        437,500    4,375     145,625      -         -           -            -          -          -         150,000

Conversion of
 preferred stock to
 common stock
  (800)   (8)       193,233    1,932      (1,924)     -         -           -            -          -          -            -

Common stock and
 warrants committed
   -       -         -          -          -      1,435,879     -           -            -          -          -       1,435,879

Effect of change in par
 value of common stock
   -       -         -      (113,354)    113,354      -         -           -            -          -          -            -

 Net unrealized loss on
 investment in equity
 securities
   -       -         -          -          -          -         -           -         (28,625)      -          -         (28,625)

Net income
   -       -         -          -          -          -         -           -            -          -      1,195,615   1,195,615

Dividends on preferred
 stock of subsidiary
   -       -         -          -          -          -         -           -            -          -        (36,743)    (36,743)
_______ _______  __________  _______  __________  ________ __________ _____________ __________ __________  _________ ____________
Balance, December 31,1996
12,971    130    22,670,833  113,354  18,628,319  1,435,879     -           -          (5,000)  (360,001) (7,539,771) 12,272,910

Issuance of stock in
 payment of debt or
 obligations
   -       -      2,937,188   29,372     142,378      -         -           -            -          -          -         171,750

Common stock issued,
net of issuance costs
   -       -      1,554,352   15,543     480,000      -         -           -            -          -          -         495,543

Common stock issued to former
 owner of the Olympic Group
 (see note 2)
   -       -      5,000,000   50,000     785,879  (835,879)     -           -            -          -          -            -

Conversion of preferred stock to
 common stock and accumulated
 dividends
 (70)     (1)        11,566      116       2,522      -         -           -            -          -          -            2,637

Effect of change in par
 value of common stock
   -       -           -     (47,515)     47,515      -         -           -            -          -          -            -

Net realized gain on investment
 in equity securities
   -       -           -        -           -         -         -           -           5,000       -          -            5,000

Net loss
   -       -           -        -           -         -         -           -            -          -     (8,517,647)  (8,517,647)

Dividends on Series C,
 preferred stock
   -       -           -        -         (2,637)     -         -           -            -          -          -           (2,637)

Dividends on Class AA,
 preferred stock
   -       -           -        -       (308,050)     -         -           -            -          -          -         (308,050)

Dividends on Series A,
 preferred stock
   -       -           -        -        (31,250)     -         -           -            -          -          -          (31,250)

Dividends on preferred
 stock of subsidiary
   -       -           -        -           -         -         -           -            -          -       (175,277)    (175,277)
_______ _______  __________  _______  __________  ________ __________ _____________ __________ __________  _________ _____________
Balance, December 31, 1997
12,901  $  129   32,173,939  160,870  19,744,676   600,000      -           -            -      (360,001)(16,232,695)   3,912,979
======= =======  ==========  =======  ==========  ======== ========== ============= ========== ==========  ========= =============

See accompanying notes to consolidated financial statements.

                      COACHMAN INCORPORATED

              Consolidated Statements of Cash Flows

          Years ended December 31, 1997, 1996 and 1995


                                        1997          1996          1995
Cash flows from operating
activities:
 Net income/(loss)                $ (8,517,647)     1,195,615     (682,034)

 Adjustments to reconcile net
  income/(loss) to net cash
  provided by/(used in) operating
  activities:
   Loss from discontinued retail
    activities                            -              -         248,436
   Gain on sale of marketable equity
                                        (5,290)       (12,066)     (32,664)
   Depreciation and amortization     1,797,546      1,640,318        1,435
   Decrease/(increase) in accounts
    receivable                         272,707        607,736     (278,933)
   Decrease/(increase) in
    inventories                       (120,804)    (2,486,755)     105,918
   Decrease/(increase) in prepaid
    expenses and other assets         (101,986)        64,341      (41,126)
   Decrease/(increase) in deferred
    income tax asset                 1,344,618       (289,746)        -
   Increase in due from entity in
    process of being acquired       (1,423,060)          -            -
   Increase/(decrease) in accounts
    payable and accrued liabilities  5,371,640       (142,690)     233,689
   Addition of interest, legal, and
    other costs related to
    renegotiated long-term debt           -              -           7,319
   Increase in income tax payable      (56,143)        48,172         -
                                    ___________      _________    _________
      Net cash provided by/(used in)
       operating activities         (1,438,419)       624,925     (437,960)
                                    ___________      _________    _________

Cash flows from investing activities:

 Payments related to acquisition in
  progress                                -          (297,784)  (2,113,658)
 Proceeds from sales of marketable
  equitable securities                  50,290         51,441      117,039
 Dividends received from investments
  in affiliated entities                  -              -          14,600
 Collection of note receivable          38,526           -          34,023
 Purchases of property and equipment  (494,569)    (1,399,896)        -
 Additions to intangibles                 -        (1,066,233)        -
 Proceeds from affiliate loan
  repayments                              -             3,349         -
 Loan made to officer                     -            (7,657)        -
 Loan made to affiliates               (36,335)          -            -
 Proceeds from officer loan
  repayments                            19,984           -            -
 Cash acquired in acquisition of
  Olympic Group (note 2)                  -               500         -
                                   ____________   ____________   __________
      Net cash used in investing
       activities                     (422,104)    (2,716,280)  (1,947,996)
                                   ____________   ____________   __________

Cash flows from financing activities:
 Proceeds from issuance of preferred
  and common stock,
  net of issuance costs                495,543      1,910,000    2,093,593
 Payment received for subscribed,
  unissued stock                          -           100,000      291,500
 Proceeds of loan from related party      -              -          50,550
 Payments for redemption of
  preferred stock                         -          (360,001)        -
 Dividends on preferred stock         (426,577)          -            -
 Proceeds of loan from third party    1,302,12           -          50,000
 Net borrowings/(principal payments)
  on note payable and long-term debt   537,597        497,051      (32,618)
 Principal payment on borrowings
  from related party                      -          (150,000)        -
                                    _____________  ___________   __________

      Net cash provided by financing
       activities                   $ 1,908,692     1,997,050    2,453,025
                                    _____________  ___________   __________

                      COACHMAN INCORPORATED

        Consolidated Statements of Cash Flows, Continued

          Years ended December 31, 1997, 1996 and 1995


                                          1997         1996          1995


Net increase/(decrease) in cash   $     48,169      (94,305)       67,069

Cash, beginning of year                  5,541       99,846        32,777
                                  ------------  -----------  ------------
Cash, end of year                 $     53,710        5,541        99,846
                                  ============  ===========  ============
Supplemental disclosure of noncash
 investing and financing activities:

 Net unrealized gain/(loss) on
  marketable equity securities    $      5,000       28,625        23,625
                                  ============  ===========  ============
 Accrued liability related to
  acquisition in progress         $       -            -          440,000
                                  ============  ===========  ============
 Issuance of note payable related
  to acquisition in progress      $       -            -        4,448,826
                                  ============  ===========  ============
 Issuance of common stock related
  acquisition in progress         $       -            -        1,627,004
                                  ============  ===========  ============
 Common stock subscription
  receivable                      $       -            -          100,000
                                  ============  ===========  ============
 Conversion of debt and accrued
  interest into common and
  preferred stock                 $    171,750    6,585,990          -
                                  ============  ===========  ============

 Unpaid dividends on preferred
  stock of subsidiary             $     88,000       36,743          -
                                  ============  ===========  ============
 Warrants issued related to
  acquisition of Olympic Group
                                  $       -         600,000          -
                                  ============  ===========  ============
 Issuance of Coachman's common stock
  related to acquisition
  of Olympic Group                $       -         835,879          -
                                  ============  ===========  ============
 Issuance of subscribed
  common stock                    $       -         391,500          -
                                  ============  ===========  ============
 Conversion of accrued interest
  due to stockholder to equity    $       -         436,970          -
                                  ============  ===========  ============
 Conversion of preferred
  stock and accrued dividends
  to common stock                 $      2,637        1,932          -
                                  ============  ===========  ============
 Conversion of accounts
  receivable to notes receivable  $    147,761         -             -
                                  ============  ===========  ============
 Accounts receivable acquired as part
  of acquisition of  net
  assets of All on T-Shirts, Inc. $    145,140         -             -
                                  ============  ===========  ============
 Inventory acquired as part of
  acquisition of net assets of All
  on T-Shirts, Inc.               $    231,141         -             -
                                  ============  ===========  ============
 Unpaid acquisition price of net
  assets of All on T-Shirts, Inc.,
  recorded as accounts payable         239,312         -             -
                                  ============  ===========  ============
 Fixed assets acquired as part of
  acquisition of net assets of All
  on T-Shirts, Inc.               $    158,503         -             -
                                  ============  ===========  ============
 Goodwill recorded as part of
  acquisition of net assets of All
  on T-Shirts, Inc.               $    139,577         -             -
                                  ============  ===========  ============
 Note payable issued as part of
 acquisition of net assets of All
 on T-Shirts, Inc.                $    300,000         -             -

                                  ============  ===========  ============
 Accounts payable assumed as part
 of acquisition of net assets
 of All on T-Shirts, Inc.         $    260,688         -             -
                                  ============  ===========  ============
 Fixed assets acquired from
  Phillip Van Heusen on account   $    614,704         -             -
                                  ============  ===========  ============
 Notes payable issued to The CIT
  Group in settlement of
  accounts payable                $  2,031,714         -             -
                                  ============  ===========  ============
 Issuance of committed common stock
                                  $    835,879         -             -
                                  ============  ===========  ============
 Funds borrowed and lent to entity
  in process of being acquired    $    302,129         -             -
                                  ============  ===========  ============
Supplemental disclosure of cash
payments:
 Interest                         $  2,156,163    1,240,926          -
                                  ============  ===========  ============


 Income taxes                     $    125,244       59,765          -


  See accompanying notes to consolidated financial statements.

                      COACHMAN INCORPORATED

           Notes to Consolidated Financial Statements

                December 31, 1997, 1996 and 1995


 (1)  Organization and Summary of Significant Accounting
 Policies

     (a)Organization

        Coachman  Incorporated  (Coachman)  was  incorporated  on
        February  5,  1985.   During  1995,  Coachman's   primary
        business  segment was retail sales of leisure  wear  (see
        note  2).   As discussed in note 3, Coachman discontinued
        its   retail  operations  in  1995.   Coachman  has  also
        managed  lodging  properties in the United  States  since
        its  inception and received commissions from the sale  of
        time-share units in the Virgin Islands in 1995.

        Since  December  21,  1995, Coachman  has  been  actively
        involved  in  the management of Olympic Mills Corporation
        and  its subsidiary, Yabucoa Industries, Inc. and Lutania
        Mills, Inc. (collectively called the Olympic Group)  (see
        note  2)  as  well  as  in  the process  of  raising  the
        necessary  financing to complete the acquisition  of  the
        Olympic   Group.    The  Olympic  Group  operates   three
        textile  manufacturing plants in Puerto Rico  engaged  in
        the   manufacture  and  sale  of  underwear,  tee-shirts,
        sportswear and pajamas.  Sales of the Olympic  Group  are
        made  primarily to residents of Puerto Rico  and,  during
        1996 and 1997, the U.S. Department of Defense.

     (b)Principles of Consolidation

        The   accompanying   consolidated  financial   statements
        include  the  accounts of Coachman and  its  wholly-owned
        subsidiaries, Resorts of the Americas, Inc.,  Innkeepers,
        Inc.,   Coachman   Inns  of  America,   Inc.,   Caribbean
        Outfitters, Inc. and Back Bay Outfitters, Inc.  The  1997
        and  1996 consolidated financial statements also  include
        its  wholly-owned subsidiaries, Olympic Mills Corporation
        and Lutania Mills, Inc.

        The   accompanying   consolidated  financial   statements
        exclude   the  accounts  of  Caribbean  Outfitters   N.V.
        (Aruba),  which  was declared bankrupt by  the  Court  of
        Justice  in First Instance of Aruba on October  17,  1996
        and   placed   under  the  jurisdiction  of  a   trustee.
        Caribbean  Outfitters  N.V.  (Aruba)  is  a  wholly-owned
        subsidiary  of  Caribbean  Outfitters,  Inc.   Management
        understands,   with  the  advice  of   Coachman's   legal
        counsel,  that  it has no legal responsibility  over  the
        liabilities   of  Caribbean  Outfitters   N.V.   (Aruba).
        Coachman  has  concluded  that the  loss  of  controlling
        financial   interest  over  Caribbean   Outfitters   N.V.
        (Aruba)  precludes  its  consolidation.   The  change  in
        consolidation policy did not have an effect on  the  1996
        net  income  since Caribbean Outfitters N.V. (Aruba)  did
        not  operate  during  that year.  The  1995  consolidated
        financial  statements  have been  retroactively  restated
        for  the change, which resulted in a decrease in the  net
        loss for 1995 of $614,286 ($.07 per share).

        All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market.

     (d)Investment Securities

        Investment  securities at December 31,  1996  consist  of
        equity  securities, which are accounted for in accordance
        with  the provisions of Statement of Financial Accounting
        Standards  (Statement)  No. 115, Accounting  for  Certain
        Investments in Debt and Equity Securities, as of  January
        1,  1993.   Under  Statement No. 115, all  of  Coachman's
        equity securities are classified as available-for-sale.

        Available-for-sale  securities  are  recorded   at   fair
        value.   Unrealized holding gains and losses, net of  the
        related tax effect, on available-for-sale securities  are
        excluded  from  earnings and are reported as  a  separate
        component   of   stockholders'  equity  until   realized.
        Realized gains and losses from the sale of available-for-
        sale    securities   are   determined   on   a   specific
        identification  basis.  A decline in the  fair  value  of
        any  available-for-sale  security  below  cost  that   is
        deemed  to be other than temporary results in a reduction
        in  carrying  amount to fair value.   The  impairment  is
        charged  to  earnings  and  a  new  cost  basis  for  the
        security  is established.  Dividend income is  recognized
        when earned.

     (e)Equipment and Improvements

        Equipment   and   improvements  are   stated   at   cost.
        Depreciation  is  computed  by the  straight-line  method
        over  the  estimated  useful life  of  the  assets.   The
        estimated  useful  lives  of  Coachman's  equipment   and
        improvements are as follows:

                                        Useful Life

        Machinery and equipment         3 to 10 years
        Leasehold improvements          the lesser of
                                        10 years
                                        or lease term

        The cost of maintenance and repairs is charged to expense as incurred. The cost of significant renewals and improvements is added to the carrying amounts, and accumulated depreciation for assets sold or retired is eliminated from the respective accounts and gains or losses on disposition are reflected in the consolidated statement of operations.

     (f)Intangibles

        The  right  of use-waste water treatment plant represents
        costs  attributed to Lutania's right to use a waste water
        treatment   plant   constructed  by   the   Puerto   Rico
        government  to be used exclusively by Lutania  on  leased
        government property.  This intangible is being  amortized
        by  the  straight-line method over  the  remaining  lease
        term  of  7  years.  Tradenames represent the portion  of
        the  purchase price attributable to this intangible asset
        at  the  acquisition date and was being amortized by  the
        straight-line method over 7 years.

        Amortization  expense  for  each  of  the   years   ended
        December  31,  1997,  1996  and  1995  is  summarized  as
        follows:

          Year                               Amount

          1997                           $  428,150
                                         ==========
          1996                           $  416,928
                                         ==========
          1995                           $   23,367
                                         ==========

        Goodwill,  which  represents the excess of  the  purchase
        price  over  fair  value  of  net  assets  acquired,   is
        amortized  on  a  straight-line basis over  the  expected
        periods  to  be  benefited,  generally  10  years.    The
        Company  assesses the recoverability of  this  intangible
        asset  by  determining whether the  amortization  of  the
        goodwill   balance  over  its  remaining  life   can   be
        recovered  through  undiscounted  operating  future  cash
        flows  of  the acquired assets.  The amount  of  goodwill
        impairment,  if  any,  is  measured  based  on  projected
        discounted  operating cash flows using  a  discount  rate
        reflecting  the  Company's average cost  of  funds.   The
        assessment  of  the recoverability of  goodwill  will  be
        impacted  if  estimated future operating cash  flows  are
        not achieved.

     (g)Debt Issue Costs

        Debt  issue  costs relate to those costs associated  with
        the   issuance  of  debt.   These  deferred   costs   are
        amortized  using the straight-line method over  three  to
        five  years.  Coachman charged to operations the deferred
        costs  in  1995  related  to the  operations  which  were
        discontinued in December 1995 (see note 2).

     (h)Income Taxes

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

     (i)Management Fees

        Coachman  recognizes management fees from the  management
        of   an   affiliated   hotel  in  San   Antonio,   Texas.
        Management fees are based on a percentage of hotel  gross
        revenue.

     (j)Income/(Loss) Per Common Share

        Basic   income/(loss)  per  common  share   amounts   are
        computed  by dividing net income/(loss) amounts  affected
        for  redeemable  preferred stock dividends  ($898,066  in
        1997  and  $208,556  in  1996) by  the  weighted  average
        outstanding number of common shares including,  in  1997,
        the  committed  common  shares of  stock  to  the  former
        owners  of  the assets acquired by All on Embellishments,
        Inc.  (see  note  18)  and in 1996 the  committed  common
        shares  of  stock  to the former owners  of  the  Olympic
        Group  (see note 2). The computation of diluted  earnings
        per  share,  which  would assume the  conversion  of  the
        preferred stock of Coachman and Olympic and the  exercise
        of  the  warrants issued in 1996 in connection  with  the
        Olympic  Group acquisition, is not presented in 1997  and
        1995  as  the  effect of the conversion of the  preferred
        stock  and  warrants issued by Coachman and the preferred
        stock  issued by Olympic is antidilutive.  The  preferred
        stock  of  Olympic is convertible, at the option  of  the
        holder,  at  a  conversion ratio based upon  80%  of  the
        average  price  of Coachman common stock for  the  twenty
        trading  days  prior  to the conversion.   In  1996,  the
        assumed  conversion  of this stock did  not  produce  any
        dilution   in  basic  earnings  per  share.    Undeclared
        preferred  stock  dividends  of  $380,562,  $171,813  and
        $71,408   were  considered  in  determining   net   basic
        income/(loss) applicable to common shares in  1997,  1996
        and 1995, respectively.

     (k)Impairment of Long-Lived Assets and Long-Lived Assets to
        Be Disposed Of

        Coachman   adopted  the  provisions  of  SFAS  No.   121,
        Accounting  for the Impairment of Long-Lived  Assets  and
        for  Long-Lived Assets to Be Disposed Of, on  January  1,
        1996.   This  Statement requires that  long-lived  assets
        and  certain  identifiable intangibles  be  reviewed  for
        impairment  whenever events or changes  in  circumstances
        indicate that the carrying amount of an asset may not  be
        recoverable.   Recoverability of assets to  be  held  and
        used  is measured by a comparison of the carrying  amount
        of  an  asset  to  future net cash flows expected  to  be
        generated  by  the asset.  If such assets are  considered
        to  be  impaired,  the  impairment to  be  recognized  is
        measured  by the amount by which the carrying  amount  of
        the             assets             exceed             the
        fair  value of the assets.  Assets to be disposed of  are
        reported  at  the lower of the carrying  amount  or  fair
        value  less  costs to sell.  Adoption of  this  Statement
        did  not  have a material impact on Coachman's  financial
        position, results of operations, or liquidity.

     (l)Commitments and Contingencies

        Liabilities    for    loss    contingencies,    including
        environmental  remediation costs,  arising  from  claims,
        assessments, litigation, fines and penalties,  and  other
        sources  are  recorded  when  it  is  probable   that   a
        liability  has  been  incurred  and  the  amount  of  the
        assessment   and/or   remediation   can   be   reasonably
        estimated.   The costs for a specific clean-up  site  are
        discounted if the aggregate amount of the obligation  and
        the  amount and timing of the cash payments for that site
        are  fixed or reliably determinable generally based  upon
        information  derived from the remediation plan  for  that
        site.   Recoveries from third parties which are  probable
        of  realization  are  separately recorded,  and  are  not
        offset  against the related environmental  liability,  in
        accordance  with  Financial  Accounting  Standards  Board
        Interpretation No. 39, Offsetting of Amounts  Related  to
        Certain Contracts.

        In  October  1996,  the American Institute  of  Certified
        Public  Accountants issued Statement of Position  ("SOP")
        96-1,  Environmental Remediation Liabilities.   SOP  96-1
        was  adopted by Coachman on January 1, 1997 and requires,
        among    other    things,    environmental    remediation
        liabilities to be accrued when the criteria of  SFAS  No.
        5,  Accounting for Contingencies, have been met.  The SOP
        also  provides  guidance with respect to the  measurement
        of  the  remediation  liabilities.   Such  accounting  is
        consistent  with Coachman's current method of  accounting
        for   environmental  remediation  costs  and,  therefore,
        adoption  of this new Statement did not have  a  material
        impact  on  Coachman's  financial  position,  results  of
        operations, or liquidity.

     (m)Fair Value of Financial Instruments

        Coachman's   financial  instruments  consist   of   cash,
        accounts  receivable,  notes  receivable,  other  assets,
        accounts   payable,  accrued  liabilities,   income   tax
        payable,   notes  payable,  and  long-term   debt.    The
        carrying   values   of  cash  and  accounts   and   notes
        receivable, approximate fair value due to the  short-term
        nature  of  these  instruments.  The  carrying  value  of
        notes   payable  approximates  fair  value  due  to   the
        interest rates approximating the prevailing market  rates
        at December 31, 1997.

        The fair value of investments in equity securities is based on quoted market prices at the reporting date for those or similar investments.

        It  is  not  practicable to determine the fair  value  of
        accounts  payable  and  accrued  liabilities.   In   most
        instances,   carrying  amount  approximates  fair   value
        because these financial instruments mature and should  be
        collected  or  paid within six months after December  31,
        1997.   However,  there  are  certain  liabilities   that
        relate  to  the discontinued operations of Coachman  (see
        note  12).   Coachman is past due on payment of  accounts
        payable  and  accrued liabilities and is  in  default  on
        portions  of  the  long-term debt.  Management  currently
        intends  to  settle these obligations  for  amounts  less
        than the face amounts.

        The  fair  value of long-term debt is estimated based  on
        the  discounted cash flows for the same or similar issues
        under  current rates offered to the Company for  debt  of
        the same remaining maturity.  The fair value of the long-
        term  debt  at  December 31, 1997 approximates  its  book
        value  due  to  the  interest  rates  approximating   the
        prevailing market rates at December 31, 1997.

     (n)Financial Instruments and Concentrations of Credit Risk

        Financial  instruments that may potentially  subject  the
        Company  to  concentrations of  credit  risk  consist  of
        accounts  and  notes  receivable.  The  majority  of  the
        Company's  business is with customers located  in  Puerto
        Rico and the continental United States, and as such,  the
        Company  is subject to the economies of such territories.
        The  Company performs credit evaluations before extending
        credit  to  customers  and  generally  does  not  require
        collateral from its customers.  The Company estimates  an
        allowance  for  doubtful accounts based on  economic  and
        credit   risk  factors  associated  with  the  individual
        customers.   Actual  results  could  differ  from   those
        estimates.

     (o)Use of Estimates in the Preparation of Financial
        Statements

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

     (p)Year 2000

        During  1997  the Company developed a plan to  deal  with
        the  Year  2000 problem and began converting its computer
        systems  to  be  Year 2000 compliant.  The plan  provides
        for  the conversion efforts to be completed during  1998.
        The  Year 2000 problem is the result of computer programs
        being  written  using  two digits rather  than  four   to
        define the applicable year.  The estimated total cost  of
        the project is approximately $78,000.

 (2)  Acquisitions

     Olympic Mills Corporation and Lutania Mills, Inc.

     On   December  21,  1995,  Coachman  acquired  all  of   the
     outstanding   common  stock  of  Olympic  Mills  Corporation
     (Olympic) and Lutania Mills, Inc. (Lutania), an affiliate of
     Olympic then in development stage, (collectively called  the
     Olympic Group) (the Olympic Acquisition) for $2,000 in cash.
     Concurrent  with  and  as an integral part  of  the  Olympic
     Acquisition, Coachman contributed to the capital of  Olympic the following:

         $2,000,000 in cash;

          6,000,000 shares of Coachman common stock; and

          A promissory note for $4,448,826 due on July 15, 1996.
          The terms entitled the former owner of Olympic and Lutania to have veto power over all transactions over $100,000 until the note was paid off.

     As part of the Olympic Acquisition, certain amounts due from
     Olympic  to  the  former owner amounting to $3,570,000  plus accrued  interest, and 96,405 preferred shares  of  Olympic, each with a par value of $100, owned by entities related  to the  former  Olympic shareholder, were paid or  acquired  by
     Olympic  for  $5,458,460  in cash,  deferred  payment  notes amounting  to  $4,225,714, the assignment of  the  6,000,000 shares  of Coachman contributed by Coachman to Olympic,  the assignment  of  accounts receivable  from  an  affiliate  of
     Olympic amounting to $1,716,392, and the assignment  of  the
     $4,448,826  promissory  note  contributed  by  Coachman   to
     Olympic.    One   of   the  deferred   payment   notes   was
     collateralized  by  a  pledge of the shares  of  Olympic  by
     Coachman.   Furthermore, contingent consideration  based  on
     the 1995 net earnings of the Olympic Group was to be paid to an entity related to the former owner ($297,784 were paid in
     1996),  as  well  as a future payment of  up  to  $1,000,000 conditioned upon the obtainment of certain grants  requested by  the Olympic Group, which amount would be due five  years
     after   the  conditional  payment  becomes  fixed  and   the
     corresponding  notes  are issued ($320,385  was  accrued  in
     1996).   Additionally,  Coachman  was  committed  to   issue
     additional  shares  of its common stock  as  of  the  second anniversary  date of the Olympic Acquisition sufficient  for the entities currently owning the 6,000,000 shares of common stock  issued  as  part of the Olympic  Acquisition  to  own shares  of  Coachman having a value of $15 million  at  such anniversary date.

     This transaction was determined in 1995 to be an acquisition in  progress,  and had been accounted for under  the  equity method  of accounting.  It was considered an acquisition  in progress  because  the  current  operating  control  of  the
     Olympic  Group  remained  with  the  former  owner,  and   a
     promissory note issued in connection with the acquisition in the  amount of $1,785,200, which was due July 15, 1996,  was
     secured          by          the          stock           of
     Olympic.    Operations of the  Olympic Group  from  December
     21,  1995 through December 31, 1995, were insignificant  and
     were,   therefore,  excluded  from  the  1995   consolidated
     statement  of  operations of Coachman.   Following  are  pro
     forma  (unaudited)  1995 consolidated results  assuming  the
     Olympic Acquisition had been consummated on January 1, 1995:

                                           Pro Forma
                                           Effect of
                              Coachman     Olympic      Coachman
                               Actual       Group      Pro Forma

      Revenues               $  67,590    31,184,281   31,251,871

      Expenses                 452,123    31,149,771   31,601,894
                            __________   ___________   __________

      Operating income/(loss  (384,533)       34,510     (350,023)


      Other income, net of other
       expenses                 82,041       253,965      336,006

      Income tax benefit          -          266,750      266,750
                            __________   ___________   __________
      Net earnings/(loss) from
       continuing operations
                            $ (302,492)      555,225      252,733
                            ==========   ===========   ==========

      Basic net earnings/(loss) per
       share from continuing
       operations           $     (.04)          .05          .01
                            ==========   ===========   ==========

     Summarized financial information of the Olympic Group as of and for the year ended December 31, 1995, are as follows:

      Total assets                $ 23,465,776
      Total liabilities             14,619,836
                                  ____________
      Stockholders' equity        $  8,845,940
                                  ============
      Net sales                   $ 31,184,281
                                  ============
      Net income                  $    555,225
                                  ============
     During 1996, Coachman was unable to meet the payments due on the  notes at July 15, 1996 ($6,010,914).  In October  1996,
     the   former  owner  of  the  Olympic  Group  and   Coachman
     renegotiated  the terms of the acquisition and  in  November
     1996, agreed as follows:

     (a)The  payment  of  the $4,448,826 and the balance  of  the
        $1,785,200  notes (after a $150,000 payment) (which  were
        in  default)  and accrued interest amounting to  $436,977
        was   settled  with  the  issuance  of  6,521  Class   AA
        Redeemable Preferred Stock of Coachman with a  par  value
        of  $0.01  per  share,  a stated  value  of  $1,000,  and
        cumulative   dividends  of  $100   per   annum,   payable
        quarterly.   The payment of the dividends on  this  stock
        is  guaranteed by the pledge of the shares of the Olympic
        Group.

     (b)To settle the obligation by Coachman to issue additional shares of its common stock up to a market value of $15,000,000, the former owner of the Olympic Group received:

           $1,250,000 in cash, all of which had been obtained by the Olympic Group through the private sale of preferred shares of stock of its own and were lent to Coachman;

           The   commitment   by   Coachman  to  issue   5,000,000
           additional  shares  of Coachman's common  stock,  the
           approval   of  which  was  confirmed  by   Coachman's
           shareholders  on  March  3, 1997,  (these  shares  of
           stock were subsequently issued during 1997); and

           The commitment by Coachman to issue warrants to purchase
           5,000,000 additional shares of Coachman's common stock, at $0.50 each share over a period of five years, the approval of which was confirmed by Coachman's shareholders on March 3, 1997. These warrants have been appraised at a value of $600,000.

     While  the issuance of the additional shares of common stock and  warrants  required shareholders'  approval,  they  were given  accounting recognition as of December 31, 1996, since
     members  of  the  Board  of  Directors  of  Coachman   owned
     sufficient  number of shares of Coachman's common  stock  to carry  an affirmative vote on this matter and were committed to do so at December 31, 1996.

     While Coachman depends on the cash flow of the Olympic Group to  meet  its redeemable preferred stock dividend  payments, the  Olympic  Group must rely on permission from  a  secured
     lender  to  make  cash  available  to  Coachman  for   those
     purposes.  During 1996, Coachman was able to avail itself of cash  generated  by  the Olympic Group to  satisfy  specific obligations under the terms of the Olympic Group acquisition agreement and anticipates that it may avail itself of future cash  which  the Olympic Group may generate to  satisfy  the contracted obligations with the former owner.

     As  a  result of the aforementioned changes to the  original
     Olympic  Group  acquisition agreement,  the  acquisition  of
     Olympic and Lutania by Coachman was considered to have  been consummated  as  of  October 1996  for  financial  reporting purposes.  The results of operations of Olympic and  Lutania
     for   the   entire  year  ended  December  31,   1996   were
     consolidated   with  those  of  Coachman  as   though   such
     acquisition had occurred at the beginning of the year.

     Following is consolidating condensed financial information of Coachman and the Olympic Group, which provides more complete information as of December 31, 1997 and 1996 and for the years then ended, concerning the relationship between Coachman and the Olympic Group:

 Consolidating Balance
 Sheets -December 31,
 1997


                         Coachman   Olympic   Combined     Elimina    Consoli
                       Incorporated  Group     Balance      tion       dated
                                                           Entries    Balance


Assets:
 Cash                   $ 2,910     50,800      53,710       -         53,710
 Receivables, net        30,525  5,598,276   5,628,801       -      5,628,801
 Inventories                    12,598,053  12,598,053       -     12,598,053
 Equipment and
  improvements, net       1,090  6,928,681   6,929,771       -      6,929,771
 Intangibles, net          -     2,788,719   2,788,719       -      2,788,719
 Investments in
  subsidiaries        6,245,511       -      6,245,511 (6,185,196)     60,315
 Due  from affiliates
  and officers          814,504  2,507,380   3,321,884 (1,364,600)  1,957,284
Debt issue costs           -       313,038     313,038       -        313,038
Other assets               -       281,569     281,569     42,614     324,183
                    -----------  ---------  ----------  ---------  ----------

                    $ 7,094,540 31,066,516  38,161,056 (7,507,182) 30,653,874
                    ===========  =========  ==========  =========  ==========

Liabilities and equity:
 Accounts payable and
 other current
 liabilities          2,612,109  7,622,831  10,234,940 (1,364,600)  8,870,340
 Borrowings             551,258 15,067,204  15,618,462       -     15,618,462

 Deferred tax liability
                         18,194    473,899     492,093       -        492,093
                    -----------  ---------  ----------  ---------  ----------
 Total liabilities    3,181,561 23,163,934  26,345,495 (1,364,600) 24,980,895
 liabilities

 Minority interest         -     1,760,000   1,760,000       -      1,760,000

 Equity               3,912,979  6,142,582  10,055,561 (6,142,582)  3,912,979
                    -----------  ---------  ----------  ---------  ----------
                    $ 7,094,540 31,066,516  38,161,056 (7,507,182) 30,653,874
                    ===========  =========  ==========  =========  ==========


Consolidating Statements of Operations -
Year ended December 31, 1997

Revenues:
 Net sales          $      -    34,758,812  34,758,812       -     34,758,812

Interest and other
 revenues               218,900     14,700     233,600       -        233,600
Equity in net losses
 of subsidiaries     (8,764,219)            (8,764,219) 8,764,219        -
                    -----------  ---------  ----------  ---------  ----------
                     (8,545,319 34,773,512  26,228,193  8,764,219  34,992,412
                    -----------  ---------  ----------  ---------  ----------

Costs and expenses:
 Cost of goods sold        -    32,726,045  32,726,045       -     32,726,045
 Selling, general and
  administrative
  expenses              514,063  7,343,642   7,857,705       -      7,857,705
 Interest and other
  expenses               27,991  1,515,422   1,543,413       -      1,543,413
                    -----------  ---------  ----------  ---------  ----------
                        542,054 41,585,109  42,127,163       -     42,127,163

                    -----------  ---------  ----------  ---------  ----------
                     (9,087,373)(6,811,597)(15,898,970) 8,764,219  (7,134,751)


  Income taxes
  (expense)/benefit     394,449 (1,777,345) (1,382,896)      -     (1,382,896)
                    -----------  ---------  ----------  ---------  ----------

 Net loss           $(8,692,924)(8,588,942)(17,281,866) 8,764,219  (8,517,647)
                    ===========  =========  ==========  =========  ==========



                      COACHMAN INCORPORATED

                  Notes to Financial Statements







 Consolidating   Balance
 Sheets -
 December 31, 1996
                                     Coachman       Olympic       Combined        Elimination     Consolidated
                                   Incorporated      Group        Balance         Entries          Balance


Assets:
 Cash and cash equivalents        $      4,471           800          5,541               -               5,541
 Receivables, net                       25,873     5,807,454      5,833,327            (55,109)       5,778,218
 Inventories                              -       12,246,108     12,246,108               -          12,246,108
 Equipment and improvements,net          1,089     6,605,136      6,606,225               -           6,606,225
 Intangibles, net                      169,006     3,080,780      3,249,786               -           3,249,786
 Investments in subsidiaries        14,988,711          -        14,988,711        (14,912,673           76,038
 Due from affiliates and officers      534,550     1,504,800      2,039,350        ( 1,547,514)         491,836
 Debt issue costs                         -          565,709        565,709               -             565,709
 Other assets                           48,028     1,851,446      1,899,474             42,714        1,942,188
                                  ____________    __________     __________         __________       __________

                                  $ 15,771,998    31,662,233     47,434,231        (16,472,582)      30,961,649
                                  ============    ==========     ==========         ==========       ==========

Liabilities and equity:
 Accounts payable and
  other current liabilities          2,679,167     3,561,984      6,241,151        ( 1,559,909)       4,681,242
 Borrowings                            407,279    11,039,743     11,447,022               -          11,447,022
 Deferred tax liability                412,642       387,833        800,475               -             800,475
                                  ____________    __________     __________         __________       __________

          Total liabilities          3,499,088    14,989,560     18,488,648        ( 1,559,909)      16,928,739


Minority interest                         -        1,760,000      1,760,000               -           1,760,000
Equity                              12,272,910    14,912,673     27,185,583        (14,912,673)      12,272,910
                                  ____________    __________     __________         __________       __________

                                  $ 15,771,998    31,662,233     47,434,231        (16,472,582)      30,961,649
                                  ============    ==========     ==========         ==========       ==========
Consolidating Statements of Operations -
 Year ended December 31, 1996

Revenues:
 Net sales                        $       -       35,826,875     35,826,875               -          35,826,875
 Interest and other revenues           141,399          -           141,399               -             141,399
 Equity in net earnings of
  subsidiaries                       1,852,105          -         1,852,105        ( 1,852,105)            -
                                  ____________    __________     __________         __________       __________

                                     1,993,504    35,826,875     37,820,379        ( 1,852,105)      35,968,274
                                  ____________    __________     __________         __________       __________


Costs and expenses:
 Cost of goods sold                       -       28,345,459     28,345,459               -          28,345,459
 Selling, general and
  administrative expenses              470,040     4,704,871      5,174,911               -           5,174,911
 Interest and other expenses           139,733     1,282,615      1,422,348               -           1,422,348
                                  ____________    __________     __________         ___________      __________

                                       609,773    34,332,945     34,942,718               -          34,942,718

                                     1,383,731     1,493,930      2,877,661        ( 1,852,105)       1,025,556

Income taxes (expense)/benefit        (224,858)      394,917        170,059               -             170,059
                                  ____________    __________     __________         __________       __________

Net income                        $  1,158,873     1,888,847      3,047,720        ( 1,852,105)       1,195,615
                                  ============    ==========     ==========         ==========       ==========

     The purchase price of the acquisition, which has been "pushed down" to the individual financial statements of the Olympic Group, was allocated to the assets acquired based on their estimated fair value and resulted in the recognition of goodwill of $187,784.

     In  1995, the purchase price had not been allocated  to  the
     assets   of  Olympic  as  the  transaction  was  deemed   an
     acquisition in progress and was accounted for as a deposit.

     Caribbean Outfitters, Inc.

     Effective  December  16, 1993, Coachman  acquired  Caribbean
     Outfitters,    Inc.   (Caribbean)   and   its   wholly-owned
     subsidiaries  in  a tax-free merger with Coachman's  wholly-
     owned  subsidiary, COI Acquisition, Inc.  Caribbean operated a chain of four retail clothing stores specializing in men's and  women's  sports apparel located in Aruba, Bonaire,  and
     St.  Croix.  Coachman issued 2,000,000 shares of its  common stock  with a fair market value of $200,000 for all  of  the outstanding common stock of Caribbean.

     As part of the merger agreement, the former Caribbean stockholders had the right to receive as a contingent stock earn-out additional shares of Coachman common stock based on increased store locations and cumulative revenues from operations of Caribbean. No contingent shares were issued prior to 1995. The Coachman retail operations, including
     Caribbean, were discontinued in 1995 (see note 3), and as such no contingent shares were issued in 1995 and none are expected to be issued in future periods.

     As   stated  in  note  1,  during  1996  Coachman  lost  its
     controlling  financial  interest over  Caribbean  Outfitters
     N.V.   (Aruba),  a  wholly-owned  subsidiary  of   Caribbean
     Outfitters,   Inc.,   and  therefore,  is   precluded   from
     consolidation.   The  1995 financial  statements  have  been
     restated to reflect this change in consolidation policy.

 (3)  Inventories

      Inventories at December 31, 1997 and 1996 were comprised of the following:


                         1997            1996

     Finished goods   $ 7,550,433       7,068,082

     Work-in-process      709,364         736,257

     Raw materials      4,338,256       4,441,769
                      -----------      ----------
                      $12,598,053      12,246,108
                      ===========      ==========

 (4)  Investment in Equity Securities

     The  aggregate  fair  value  of  the  investment  in  equity
     securities at December 31, 1996 amounted to $40,000.   Gross
     unrealized  holding gains/(losses) amounted to approximately
     $(5,000) for the year ended December 31, 1996.  In 1997  and
     1996, the Company sold available-for-sale securities with  a share  value  of  $40,000  and  $39,000,  respectively,  for approximately $50,290 and $51,000 and had a realized gain of approximately $10,290 and $12,000, respectively.

 (5)  Property and Equipment

     Property and equipment at December 31, 1997 and 1996 consist of the following:

                                         1997           1996

       Machinery and equipment       $ 8,541,991      7,548,828

       Leasehold improvements            428,252        266,483
                                     -----------      ---------

                                       8,970,243      7,815,311
                                     ===========      =========
       Less accumulated
       depreciation and
        amortization                   2,040,472      1,209,086
                                     -----------      ---------
       Property and equipment, net   $ 6,929,771      6,606,225
                                     ===========      =========

 (6)  Notes Receivable

     Notes  receivable-officer is a $110,000  note  due  December
     2003 plus accrued interest.  The note bears an interest rate of  6%  with interest and principal of approximately $15,000
     payable   annually  and  is  collateralized   by   1,109,498
     restricted shares of Coachman's common stock.

     Notes receivable-affiliates consist of the following at December 31, 1997 and 1996:

                                          1997       1996

       Coachman Inns Income Limited
           Partnership (CIILP)        $ 359,081   397,607

       Other                             38,012     1,677
                                      ---------   -------
                                        397,093   399,284
       Less current maturities           46,414    42,714
                                      ---------   -------
                                      $ 350,679   356,570
                                      =========   =======
     Coachman   is  co-general  partner  in  CIILP  and  advanced
     $505,000  to  CIILP  under  a  note  agreement  which  bears interest at 9.0%, payable in monthly installments of  $6,397 and maturing in January 2004.  The loan is collateralized by
     a  second  mortgage on real estate owned by CIILP.   In  the
     event  that  the first mortgage lender were to foreclose  on the  real  estate,  management believes  proceeds  from  the eventual  sale of the property would be sufficient to  cover the  lender's first mortgage and Coachman's second mortgage.
     Coachman  recognized  interest  income  on  this   note   of
     approximately $34,707, $38,000 and $41,000 in 1997, 1996 and
     1995, respectively.

 (7)  Intangibles

     Intangibles (all relating to the Olympic Group) at  December
     31, 1997 consist of the following:

                                           1997         1996
    Right  of use-waste water treatment
       plant,    net   of   accumulated
       amortization of $560,000 in 1997 $ 1,400,000  1,680,000
       and $280,000 in 1996

    Tradenames,   net  of   accumulated
       amortization  of  $1,710,370  in   1,252,630  1,400,780
       1997 and $1,562,220 in 1996

     Goodwill and intellectual property
       net  of accumulated amortization
       and  impairment loss of $172,495
       in 1997 and $18,778 in 1996 (see
       note 18)                             136,089    169,006
                                        -----------  ---------
     Intangible, net                    $ 2,788,719  3,249,786
                                        ===========  =========
 (8)  Borrowings

     The  following debts were outstanding at December  31,  1997 and 1996:


                                                1997        1996

       Related parties:



    Unsecured  term  loans payable  to  a
      stockholder    director    and    a
      relative, due on December 5,  1999,
      with  interest at 10%.  These loans
      are  convertible, at the option  of
      the creditors, into shares of stock
      of  Coachman at a rate of $0.20 per  $ 1,000,000        -
      share

    Unsecured   note   payable    to    a
      stockholder   director,   due    on
      demand.   Interest accrued  at  New         -        154,150
      York prime rate plus 2%

    6%  to  9% unsecured loan payable  to
      various affiliates, $97,350 in 1997
      due  on January 1, 1999; others  on      135,050     122,550
      demand

    Promissory  note  due to  Corporacion
      Inmobiliaria  Textil  (Cintex)  due
      and  payable on December 21,  2000,
      bearing   interest   at   7%,   due    1,000,000   1,000,000
      quarterly  (two quarters'  interest
      were in arrears in 1997)

    Promissory    note   to   Fideicomiso
      Hispamer due on December 21,  2000,
      interest at 7%, due quarterly  (two      465,000     465,000
      quarters' interest were in  arrears
      in 1997)

    Promissory    note   to   Fideicomiso
      Hispamer   due   and   payable   on
      December 21, 2000, interest at  7%,
      due   quarterly   (four   quarters'      320,385     320,385
      interest were in arrears in 1997)

   Unrelated parties:

     Term  loan  due  on March  1,  1998,
       guaranteed   by   Olympic    Mills
       Corporation.  The proceeds of this
       loan  were  lent  by  Coachman  to
       Tifton Mills, Inc. (see note 18c)       302,129        -
                                           -----------   ---------
      Balance carried forward              $ 3,222,564   2,062,085
                                           ===========   =========

                                                1997        1996

      Balance brought forward              $ 3,222,564   2,062,085
                                           -----------   ---------
     Revolving   loans  due  to  Congress
       Credit    Corporation   (Congress)
       pursuant  to  a loan and  security    9,291,757   7,921,018
       agreement (see terms on next page)

    Unsecured note payable in three equal
      quarterly  installments,  beginning
      in  January 1, 1998, with  interest      300,000        -
      at prime plus 1 1/2%

    Term    loan    due   to    Congress,
      collateralized   by    a    chattel
      mortgage  over the Olympic  Group's
      property     due     in     monthly      816,680   1,333,340
      installments    of    approximately
      $56,000 through December 1998

    6%   unsecured  note  payable  to   a
      company,     due     in     monthly
      installments    of    approximately
      $6,500,  including  interest,  with       75,000      75,000
      the  final installment due in  June
      1995 (a)

    Noninterest  bearing  unsecured  note
      payable to The CIT Group/Commercial
      Services, Inc., due in installments
      ($131,714 on February 13, 1998, and
      $1,900,000   in   twelve    monthly    1,873,382        -
      installments commencing in December
      1997)

    11.5%  note  payable to a  bank  from
      Caribbean,    due    in     monthly
      installments,  including  interest,
      with  the final installment due  in
      January   1997.    The   note    is        9,079      25,579
      unsecured  and is guaranteed  by  a
      stockholder board member (b)

    13%  unsecured  note  payable  to  an
      unrelated  party with interest  and
      principal  due  January  1998,   as
      amended.     The   note    contains
      provisions   permitting  settlement
      through  the  issuance of  Coachman
      common  stock assuming a conversion        30,000     30,000
      rate  of  approximately  $.15   per   ----------- ----------
      share

                                             12,395,898  9,384,937
                                            ----------- ----------

     Total long-term debt                    15,618,462 11,447,022
     Less current maturities                 12,833,077  8,964,942
                                             ---------- ----------

     Long-term debt, excluding current
      maturities                            $ 2,785,385  2,482,080
                                            =========== ==========
     (a)Required payments under the unsecured note have not  been made  by  Coachman through December 1997.  This  note  is
        past due.

     (b)The  note  payable to a bank was in default  at  December
        31,  1994.   The  bank  had first priority  on  a  retail
        store's  inventory and property and equipment.  In  1995,
        the  bank  received the assets of the store.   In  August
        1996,  a  Circuit  Court rendered a  final  judgment  and
        ordered  the  payment  of principal  and  interest.   The
        judgment  bears  interest at the rate of  10%  per  annum
        until  paid.  Payments against the outstanding  principal
        have  been made by the stockholder board member guarantor
        and are reflected as accounts payable - related parties.

     On  December 21, 1995, the Olympic Group entered into a loan and  security  agreement  with Congress  Credit  Corporation
     (Congress)  providing a maximum credit of $15,000,000.   The
     agreement provides the following financing arrangements  and financial accommodations.

     Congress  will  provide revolving loans subject  to  certain limitations up to a maximum amount of $13,000,000, letter of credit accommodations up to a maximum amount of $1,000,0000, and  a  $2,000,000 term loan.  The Olympic Group  shall  pay
     Congress a letter of credit fee at an annual rate of 4% over the  daily  outstanding  balance of  the  letter  of  credit accommodations and an annual facility fee of  $75,000  while the  agreement  is in effect.  An unused line  fee  will  be charged  to  the Olympic Group at a rate of  .50%  over  the excess of $13,000,000 over the average principal balance  of
     the   outstanding  revolving  loans  and  letter  of  credit
     accommodations.  The agreement provides for a first  chattel mortgage on all the equipment owned by the Olympic Group and a  lien  upon  its intangible assets, cash and  investments, inventory  and eligible receivables.  The term loan  due  to
     Congress  is collateralized by a chattel mortgage  over  the
     Olympic Group's property.

     Interest is payable on the outstanding principal amount at a
     4%  annual  interest rate over Congress's cost of  borrowing
     Section 936 of the U.S. Internal Revenue Code funds  in  the commercial paper market or 2% over prime rate, whichever  is
     less.   At  December 31, 1996, the Olympic Group  was  being
     charged at 2% over prime rate.

     The agreement contains various financial and nonfinancial covenants for which the Olympic Group has complied except certain covenants for which a waiver was obtained.

 (9)  Income Taxes

     The provision for income taxes is calculated separately for each of the companies since the tax laws of Puerto Rico require the filing of separate income tax returns for each company. Corporate income earned in Puerto Rico is taxed at graduated statutory rates of 22% to 45%.

     Under  provisions  of the Puerto Rico Industrial  Incentives
     Act  of  1987, as amended, Olympic has been granted  partial tax  exemption  from  the  payment of  Puerto  Rico  income, property  and  municipal license taxes for a  period  of  10 years ending in January 2003 at the following rates:

            Income                   90%
            Property  and municipal  75%
            license

     Yabucoa has been granted, under the provisions of the Puerto
     Rico Tax Incentives Act of January 24, 1987, as amended, partial tax exemption from the payment of Puerto Rico income, property and municipal license taxes for a period of 20 years ending in August 2010, January 2010 and June 2011, respectively, at the following rates:

            Income and property      90%
            Municipal license        60%

     The  income  tax  benefit for the years ended  December  31,
     1997, 1996 and 1995, consists of the following:
                                     1997         1996         1995

        Current income tax
         expense               $   (38,279)     (129,919)       -
        Deferred income tax
         (expense)/benefit      (1,344,618)      299,978        -
                               -----------    ----------   ----------

        Income tax
         (expense)/benefit
            net                $(1,382,897)      170,059        -
                               ===========    ==========   ==========

     The    income   tax  effect  of  the  temporary  differences
     comprising the deferred income tax (expense)/benefit for the years ended December 31, 1997 and 1996 is as follows:

                                      1997        1996

      Net operating loss
        carryforward of
          Lutania Mills, Inc.  $(1,653,000)      635,000


      Undistributed earnings of
        Olympic and Yabucoa,
        and other miscellaneous    308,382      (335,022)
                               -----------       -------

                               $(1,344,618)       299,978
                               ===========       =======

     The  benefit  of  the net operating loss carryforwards  have been fully reserved at December 31, 1997 in view of existing uncertainties as to their realization ($1,653,000),  net  of reductions  of the tax on undistributed earnings of  Olympic and  Yabucoa  ($325,157)  and other miscellaneous  temporary
     differences     ($16,775).     A    tax    rate    of    39%
     was  used  for  the  valuation reserve related  to  the  net operating  loss carryforwards  of Lutania.  The  calculation of  the  temporary difference arising from the undistributed earnings of Olympic and Yabucoa was made using a rate of 10%
     which is the applicable statutory rate for exempt companies.
     The  other  miscellaneous  temporary  differences  were  tax effected using the effective tax rate of 4 1/4%.

     During 1997, Lutania applied for income and other tax exemptions under the provisions of the Puerto Rico Tax
     Incentives Act of 1987, as amended, and is awaiting approval from the local taxing authorities. Management believes that Lutania will receive the necessary approvals for the tax exemption.

     Coachman  also has a deferred tax asset comprised  primarily of  income tax net operating loss carryforwards.  Management does  not  believe that it is more likely than not  that  it will  be  able  to realize the benefit of the net  operating loss carryforwards and other deductions before they begin to
     expire.   Therefore,  Coachman has fully  reserved  for  the
     deferred  tax  assets  through a valuation  allowance.   The
     valuation allowance was increased by $113,000, $171,000  and
     $312,000, in 1997, 1996 and 1995, respectively.

     Consolidated income tax expense for the years ended December
     31,  1997, 1996 and 1995 differed from the amounts  computed
     by   applying  the  statutory  rates  as  a  result  of  the
     following:
                                        1997          1996          1995


    Computed "expected" tax $            -          390,000          -
     expense

    Increase/(reduction) in income
     taxes resulting from:

    Tax reduction resulting from
     Puerto Rico Industrial
     Incentives Tax grants               -       (1,240,000)         -


    Deferred tax asset related to
     Coachman's and Lutania's net
     operating losses fully
     provided in allowance          1,653,000       186,000          -


    Income tax effect on
     undistributed earnings   of     (308,382)      335,000          -
     subsidiaries

    Tax effect on nondeductible
      difference on asset basis          -          244,000          -


    Other                              38,279       (85,000)         -
                                  -----------   -----------      --------
    Actual income tax
      expense/(benefit)             1,382,897      (170,000)         -
                                  ===========   ===========      ========

     Olympic   is   incorporated  in  the  United   States   and,
     accordingly,  is subject to U.S. income taxes;  however,  it has elected the benefits of Section 936 of the U.S. Internal
     Revenue  Code.   Section 936 allows  an  income  tax  credit
     limited  to  the sum of 60% of total employees  compensation subject to certain limitations, certain percentages  of  the depreciation  allowance and qualified  state  income  taxes.
     Based on this formula called "Economic Activity Limitation",
     no   federal  tax  liability  results  for  the  year  ended
     December 31, 1997.

     For  taxable  years beginning after December 31,  1995,  the
     Small  Business Job Protection Act (approved on  August  20,
     1996)  imposed  new  limitations on the Section  936  credit allowed to a U.S. Corporation for U.S. tax on income  earned in  Puerto  Rico.  Under this new legislation, Coachman  may continue to claim the credit provided by Section 936 for the
     next  10  years  or up to years beginning  in  2005.   Also,
     effective  July 1, 1996, the credit for qualified investment possession  source  income will no  longer  be  allowed  for subsequent taxable years.

     At December 31, 1997, Coachman has net operating loss carryforwards of approximately $11,571,632 which, if unused, will expire between the years 1999 and 2004. No deferred tax asset related to these carryforwards has been recognized in the accompanying consolidated balance sheets, since its ultimate realization is uncertain.

     At   December  31,  1997,  Lutania  has  the  following  net
     operating  loss  carryforwards available to  offset  taxable income, if any:

         Year                           Amount

         1999                         $   489,915
         2000                             467,109
         2001                             484,260
         2002                           1,024,407
         2003                           1,627,654
         2004                           5,046,602
                                      -----------
                                      $ 9,139,947
                                      ===========

     Upon  the granting of tax exemption to Lutania by the Puerto
     Rico  Taxing  Authorities, the net available  net  operating loss  carryforward must be utilized over a  shorter  period, presently  estimated to expire in 2000.  Net operating  loss
     carryforward  not  utilized  by  2000  will  no  longer   be
     available to offset income of Lutania.

 (10) Common and Preferred Stock

     During  1997, Coachman issued 1,554,352 shares of its common
     stock   for  $495,543  through  a  private  placement,   and
     2,937,188 shares of its common stock in payment of  services owed  to  certain  employees ($12,600)  and  brokerage  fees amounting  to  $129,778 related to private stock  offerings.
     During   1997,  Coachman  also  issued  11,566   shares   of
     its  common  stock  in exchange for 70 shares  of  preferred shares  of  its  stock  plus accrued  interests  of  $2,637.
     Additionally,  5,000,000 shares of common stock,  originally committed  to  the former owner of the Olympic  Group,  were issued  during 1997.

     During  1996, Coachman issued 1,562,500 shares of its common stock for approximately $541,000 through private placements;
     1,125,000  of  these  shares had  been  subscribed  for  but
     unissued  at  December  31,  1995.   Coachman  had  received
     $291,500 in 1996 related to the subscribed, unissued  shares and  had recorded a subscription receivable of $100,000  for
     the   remaining  amount  to  be  received  for  the   shares
     (collected in 1996).

     During 1996, Coachman issued 650,000 shares of its common stock in payment of a note payable in the amount of $50,000 plus $14,000 of accrued interest.

     During  1996, Coachman issued to the former shareholders  of the  Olympic  Group,  6,521 Class  AA  Redeemable  Preferred
     Shares  of  Stock  with a par value of $0.01  per  share,  a stated value of $1,000 and the right to cumulative dividends of  $100  per annum, payable quarterly (the payment of  such dividends is guaranteed by the pledge of the shares  of  the
     Olympic   Group),   and   agreed  to   issue,   subject   to
     shareholders'  approval,  5,000,000  of  common  stock   and
     warrants  to acquire 5,000,000 additional shares  of  common stock at $0.50 each share.  Such warrants were appraised  at
     $0.12  per  share, and expire in five years.   The  required
     shareholder's  approval  was  obtained  on  March  3,  1997;
     however, since members of the Board of Directors and certain stockholders of Coachman owned sufficient shares of stock of
     Coachman at December 31, 1996, to carry an affirmative  vote the committed consideration was given accounting recognition as of December 31, 1996.

     At  December 31, 1997, preferred stock includes 2,500 shares of Coachman's 6% Cumulative Convertible Redeemable Series  A
     preferred  stock (Series A), 659 shares of  Coachman's   14%
     Cumulative   Convertible  Redeemable   Series  B   preferred
     stock    (Series  B),   3,221  shares  of   Coachman's   12%
     Cumulative  Convertible Redeemable Series C preferred  stock
     (Series  C)   and  6,521  shares  of  Coachman's  Class   AA
     Redeemable  Preferred Stock.  Stated values are $100,  $115,
     $115  and $1,000 for Series A, Series B, Series C and Series
     AA,  respectively, and Series A, B and C have a  liquidation preference of  $100 plus accrued but  unpaid  dividends  per
     share,   and  Series  AA  have a liquidation  preference  of
     $1,000 plus accrued but unpaid dividend plus a 1% cumulative
     monthly  premium.   The holders of the  Class  AA  preferred
     shares have the right to elect two directors of Coachman  at least up to and until the stock is fully redeemed.  Coachman and  Olympic are committed to apply funds obtained from  the following  sources to redeem the Series AA preferred  stock:
     (a)  total proceeds, net of issuing costs, from the offering of  equities of either Company, (b) receipt of any net funds as part of an equipment refinancing loan to Coachman and the
     Olympic  Group except that, any amount required  to  finance new  equipment  or  working capital for operations,  may  be utilized for such purpose with the consent of the holder  of the  Series  AA,  and  (c) any excess  availability  from  a secured  line of credit and approved by such secured  lender on a monthly basis.

     Dividends, when, as, and if declared by the Board of Directors, will be at the annual rate of $6.00, $16.10, $13.80 and $100 per share for the Series A, Series B, Series
     C and Series AA preferred stock, respectively, payable in semiannual installments on June 30 and December 31 of each year, commencing on December 31, 1994, for the Series A preferred stock and commencing on June 30, 1994, for the Series B and Series C preferred stock, and payable quarterly for Series AA.

     Any or all four of the series are redeemable, in whole or in part, at the option of Coachman on at least 30 days' notice, at any time and at the redemption price of $110, $115, $115, and  $1,000 per share for the Series A, Series B, Series  C, and  Series  AA preferred stock, respectively, plus  accrued and  unpaid  dividends  to the redemption  date  plus  a  1%
     monthly  cumulative redemption premiums in the case  of  the
     Series AA.

     The Series A, Series B, and Series C preferred stocks were convertible at any time prior to December 31, 1996, at the option of the holder, into 200, 115, and 115 shares of Coachman common stock for each share of Series A, Series B, or Series C preferred stock, respectively, subject to adjustment in certain events. During 1997, 70 shares of Series C were converted to 11,566 shares of common stock.
     During 1996, 5 shares of Series A and 3 of Series C were converted to 193,233 shares of common stock.

     The Series A, Series B, and Series C preferred stock will not have voting rights (except as required by law) unless unpaid dividends accumulate in an amount equal to or exceeding three six-month dividend periods, at which time the holders of Series A, Series B, or Series C preferred stock will be entitled to elect 20% of the members of Coachman's Board of Directors. The voting rights (one vote per share) will continue until all dividends on the Series
     A,  Series B, or Series C preferred stock are paid  current.
     The sale and transfer of all three series of preferred stock are restricted. The right to elect 20% of the members of Coachman's Board of Directors became effective in 1996 as no dividends have been paid since issuance of the preferred stock in 1994.

     The Series A preferred stock is senior to the Series B and Series C preferred stock issues. All preferred stock is senior to Coachman's common stock with respect to dividends and on liquidation or dissolution.

     At  December 31, 1997, cumulative unpaid dividends on Series
     A,  Series B, Series C and Series AA preferred stock totaled approximately $686,400.  There were no Series A,  Series  B,
     Series  C, and Series AA redemptions during 1997,  1996,  or
     1995,  although $360,001 have been paid to the former owners
     of   the  Olympic  Group  in  anticipation  of  the  partial
     redemption  of  Class AA Series.  During  1997,  $31,250  in dividends were paid to a holder of Series A preferred stock.

     On  March 3, 1997, the stockholders of Coachman approved  an increase in the number of authorized common shares of  stock to  50,000,000  and a decrease in par value  to  $0.005  per
     share.    The  effect  of  this  transaction  was  reflected
     retroactive   to   1996   in   the  accompanying   financial
     statements.

     Additionally, on March 3, 1997, the stockholders of Coachman approved a reverse stock split of Coachman's common stock on a  one (1)-share for five (5)-share basis and to increase or
     maintain  the  Corporation's  authorized  common  stock   at
     50,000,000  shares,  par  value  $0.005,  at  such  time  as
     Coachman's  common  stock  is  accepted  for  listing  on  a national market.

 (11) Related Party Transactions

     In  addition to the management fees which Coachman receives,
     Coachman   is  also  reimbursed  for  direct  administrative
     services  that  it  provides  to  affiliates.   General  and
     administrative  expenses from continuing operations  in  the accompanying consolidated statements of operations  are  net
     of   allocated  direct  charges.   Reimbursements  of  these
     expenses  were approximately $377,000, $353,000 and $313,000 for  the  years  ended December 31, 1997,  1996,  and  1995, respectively.

     Coachman,  one  of  its subsidiaries,  and  an  officer  are guarantors  on certain debt of CIILP which is collateralized
     by  real  estate.   The  outstanding  balance  of  the  debt
     amounted  to approximately $2,173,302 at December 31,  1997.
     Coachman  also  holds a second mortgage on the  real  estate
     (see note 8).

     A stockholder guarantees the debt of the Olympic Group to Congress up to $2,500,000 (see note 8).

     During  1995  a  consulting  company  whose  president   and
     principal  is  a  director  of Coachman  provided  financial advisory  services  to  Coachman  in  conjunction  with  the
     Olympic Acquisition.  The consulting company received a  fee of  $440,000 in Coachman common stock and cash,  payable  in
     1997.   The fee is included in other accrued liabilities  at
     December 31, 1996.

     Olympic leases its office and manufacturing facilities  from one  of  Coachman's  stockholders under a  yearly  renewable
     lease  agreement.   Total  rent expense  under  such  leases
     amounted to approximately $699,000 and $852,000 in 1997  and
     1996, respectively.

 (12) Discontinued Operations

     The results of the retail sales segment have been reported as discontinued operations in the accompanying consolidated statements of operations. All of the retail stores were closed prior to December 31, 1995, except one, which was closed in March 1996.

     Revenues  applicable  to  the discontinued  operations  were approximately $14,444, $6,000, and $280,000, in  1997,  1996 and 1995, respectively.  As of December 31, 1996, the assets
     of   the  retail  sales  segment  were  insignificant.   The
     liabilities  of the retail sales segment as of December  31,
     1997,  include approximately $529,053, $175,867 and  $95,579 included  in  accounts  payable,  accrued  liabilities,  and borrowings, respectively.

     The 1997, 1996 and 1995 consolidated statement of operations
     include   an   income  and  a  (loss)  from  operations   of
     discontinued  retail operations of $14,389,  ($107,715)  and
     ($131,106),  respectively,  and  a  loss  from  discontinued
     retail  activities  of  $248,436 in  1995.   The  loss  from
     discontinued  retail activities primarily  consists  of  the impairment  of  assets related to the retail sales  segment.
     Coachman  intends to settle the liabilities related  to  the retail sales segment for amounts less than the face amounts.

 (13) Major Customers

     During   1997,  sales  to  three  customers  accounted   for
     $14,186,000  and  during the year ended  December  31,  1996 sales  to two customers accounted for $18,541,000.  Accounts receivable  from those customers amounted to $1,811,000  and
     $2,993,000 at December 31, 1997 and 1996, respectively.

 (14) Commitments and Contingencies

     During  1996  and  1995, Coachman leased  retail  facilities
     under  operating leases with varying expiration  dates.   As
     discussed in note 3, Coachman discontinued its retail  sales segment  in 1995.  All of the retail stores were  closed  in
     1995  and  1996.   Some of the lease expiration  dates  were
     subsequent  to  the dates of the store closings.   As  such,
     Coachman  or  its  subsidiaries may  be  liable  for  future
     accelerated   rent.   Coachman  has  accrued   approximately
     $79,150 for current and past due rent at December 31,  1997.
     No amounts have been recorded for future accelerated rent.

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

     As discussed in note 12, at December 31, 1997, Coachman has liabilities recorded related to the discontinued retail sales segment. These liabilities include accounts payable, accrued liabilities, notes payable, and long-term debt.
     Some of these liabilities are in various stages of dispute and/or litigation, as well as default. Coachman intends to settle these obligations in future periods for amounts less than the face amounts.

     At  December  31, 1997, the Company is involved  in  certain other  claims  and  legal actions arising  in  the  ordinary
     course  of  business.   In the opinion  of  management,  the
     ultimate  disposition  of  these matters  will  not  have  a material adverse effect on the Company's financial position, results of operations or liquidity.

     Coachman's   wholly-owned  subsidiary,  Coachman   Inns   of
     America,  Inc., serves as a general partner in a partnership
     owning   one   lodging  property  which  another  Coachman's
     subsidiary   manages.   As  a  general  partner,  Coachman's
     subsidiary  may  be  exposed to liability  with  respect  to claims asserted against the partnership.

     Olympic, Yabucoa, Barranquitas and Lutania lease offices and operating facilities under operating leases.

     Rent expense under all noncancellable operating leases for the years ended December 31, 1997, 1996, and 1995 is summarized as follows:

          Year                                 Amount


          1997                         $    996,000
                                       ============
          1996                         $    919,000
                                       ============
          1995                         $    413,000
                                       ============

     Following is a summary of future minimum lease payments under operating leases at December 31, 1997:

          Year                                 Amount

          1998                          $   933,536
          1999                              303,568
          2000                              250,922
          2001                              173,652
          2002                              173,652
          Thereafter                      1,035,666
                                        -----------
          Total minimum lease payments  $ 2,870,996
                                        ===========

     Olympic  and  Cintex (a stockholder of Coachman)  have  been assessed  approximately $822,000 by the Puerto Rico Aqueduct and  Sewer Authority for excess waste discharges dating back to January 1989 up to November 1995.  Management objects the reasonableness  of  this assessment;  however,  Coachman  is presently not in a position to estimate the amount, if  any, by  which  such assessment may be overstated.  In the  event
     that   Coachman  is  required  to  pay  any  part   of   the
     aforementioned  assessment,  Hispamer  Trust,  as   previous
     principal co-owner and principal beneficiary in the sale  of
     Coachman,  agrees  to hold Coachman harmless  for  any  such payment, subject to a deductible of $50,000.

 (15) Employees Incentive Stock Option Plans

     On  March  30, 1987, Coachman adopted an Employees Incentive
     Stock  Option  Plan (the Plan).  The Plan provides  for  the granting of options to purchase shares of Coachman's  common stock  by  certain  officers, directors,  and  employees  of
     Coachman   upon  terms  and  conditions  (including   price,
     exercise  date,  number  of  shares,  and  vesting   period)
     determined  by  the Compensation Committee  (the  Committee)
     appointed  by  the Board of Directors which administers  the
     Plan.  The exercise price specified by the Committee may not be  less than 100% of the fair market value, as defined,  of
     Coachman's                                            common
     stock  as  of the date of the grant.  At December 31,  1997,
     1996  and  1995,  33,550 options were  exercisable  with  an average  exercise price of $.26.  No options were  exercised during 1997, 1996, or 1995.

     No accounting is made with respect to these incentive stock options until such time as they are exercised, at which time the proceeds in excess of the par value of the shares issued will be added to additional paid-in capital.

     In   December  1993,  Coachman  granted  to  three  Coachman
     officers  nonqualified  options  to  purchase  a  total   of
     1,000,000 shares of Coachman common stock exercisable at  an exercise  price  of  120%  of the  closing  asked  price  on
     December  15, 1993 (closing price of $.10 per  share).   The
     options  may be exercised at any time during the  succeeding five-year  period  from  the option grant  date  subject  to
     Coachman's ability to raise $1,500,000, the opening  of  ten new Caribbean stores, and two years of continuous employment by  the  officers from the option grant date.  During  1995, two of the officers resigned from the Company.  As a result, stock  options  granted to the two officers during  1993  to
     purchase  a total of 600,000 shares have been canceled.   In
     addition, as discussed in note 3, Coachman discontinued  its
     retail  sales  segment in 1995, including Caribbean.   As  a
     result,  the  remaining stock options  granted  in  1993  to purchase a total of 400,000 shares were not exercisable  and were canceled by December 31, 1996.

(16) Incentive Contracts

     The  Olympic  Group has entered into various contracts  with agencies and instrumentalities of the Commonwealth of Puerto
     Rico pursuant to which it receives stipulated sums as a form of  subsidy to compensate for labor training costs and other
     costs  incidental  to  its  operations.   During  1997,  the
     Olympic   Group  received  or  was  entitled  to   subsidies
     amounting  to  $909,000  which  have  been  reflected  as  a
     reduction   of  cost  of  goods  sold  in  the  accompanying
     consolidated statements of operations.

(17) Minority Interest in Subsidiary

     During  1997  and  1996,  Olympic issued  2,000  and  68,400
     shares,   respectively,   of  10%   cumulative   convertible
     preferred  stock for $1,760,000 through a private placement.
     These shares were offered at $25 per share and pay quarterly dividends  at  a  fixed  annual  rate  of  $2.50  per  share beginning  December 31, 1996 which are cumulative  from  the date  of issue ($88,000 and $36,743 were accrued at December
     31, 1997 and 1996, respectively).  The preferred shares have a  liquidation preference of $25 per share plus accrued  and unpaid  dividends.  The preferred shares are convertible  at the  option  of the holder at any time after the first  nine months  into  shares  of  common stock  of  Coachman,  at  a conversion  ratio  based upon 80% of the  average  price  of
     Coachman, common stock for the twenty trading days prior  to such conversion for each share of preferred stock valued  at
     $25 per share, unless earlier redeemed.  The preferred share may be redeemed by Olympic at the following rates:

                                    Amount per Share

             After one year         $ 27.50
             After two years          26.25
             After three years        25.50
             After four years         25.00
             After five years         25.00

     After five years, the preferred share holders have the right to require the redemption of their preferred stock by Olympic at $25 per share plus accrued and unpaid dividends.

(18) Acquisitions

     (a)     Pursuant  to the terms of an agreement  to  purchase
       assets,  Olympic Mills Corporation acquired,  on  December
       12,  1997, selected manufacturing assets from a nonrelated third  party  for  $614,704, with the  understanding  that
       Olympic  would  continue operating a sweater manufacturing
       operation  which the seller had previously  operated.   As
       part  of  the  agreement  the  seller  agreed  to  buy   a
       stipulated  minimum  production  over  a  two-year  period
       commencing   in   1998.   The  purchase   price   of   the
       manufacturing assets is to be paid as follows:

            On January 12, 1998

            At the rate of .99 cents for every sweater sold to the seller, up to the amount of the debt.

     (b)     Pursuant  to the terms of an agreement  to  purchase
       assets  and rights, All on Embellishments, Inc. (a wholly-
       owned   subsidiary  of  Lutania  Mills,  Inc.)   purchased
       selected net assets as follows:

             Trade receivables                $ 145,139
             Inventory                          231,141
             Machinery and equipment            158,503
             Goodwill and intellectual property 265,217
             Less:
                Trade payables assumed (including a debt
                     to the Olympic Group of approximately
                     $252,000                  (260,688)
                                              ---------
             Net assets acquired              $ 539,312
                                              =========
       The aforementioned acquisition is to be paid as follows:

            $300,000 in a note payable in three quarterly statements beginning on January 1, 1998, with interest at prime rate plus
           1 1/2%.

           $239,312  in  shares of common stock of  Coachman
           (based on assessed value of $0.40 per share or  a
           total  of  598,280  shares at  the  date  of  the
           acquisition).  The stock of Coachman  was  quoted
           at   nineteen  cents  a  share,  representing   a
           liability  of  $113,673.  The difference  between
           the  stated  value of the debt to the seller  and
           the  fair  value  of the stock  committed  to  be
           tendered  ($125,639) was reduced from the  amount
           of goodwill.

     (c) Pursuant to the terms of an asset purchase agreement dated February 20, 1998, between Tifton Textiles, Inc., and Tifton Sportswear, Inc. (`Tifton"), suppliers to the Olympic Group, and OMC-Tifton, Inc. ("OMC-Tifton"), a
       Georgia corporation organized on February 4, 1998 as a wholly-owned subsidiary of Olympic, OMC-Tifton acquired, in March 1998, from Tifton selected manufacturing assets for $5,065,233 paid for with the proceeds of two loans for $2,771,274 ($2,074,252 to OMC-Tifton, and $702,023 to
       Olympic) ("the acquisition loans") and the assumption of loans and liabilities for the remaining balance.

       The assets acquired were as follows:

            Land, land improvements, building, office equipment, machinery, vehicles and leasehold improvements with a book value of approximately $1,900,000, and an appraised value of approximately $3.8 million;

            Inventories, whose book value was estimated at approximately
           $459,000;

            Receivables, estimated at approximately $33,000.

       The  acquisition  loan granted to OMC-Tifton  referred  to above  is payable in 34 fixed payments of $22,168  with  a balloon  payment of the balance due as the  35th  payment, estimated  to be $1,894,362. The acquisition loan  granted to  Olympic is payable in 34 fixed payments of $7,600  and a  balloon payment of the balance due as the 35th  payment
       estimated  at  $741,387.   Both  acquisition  loans   bear
       variable  interest,  at  prime  rate  plus  1 1/4%,  and  are collateralized  (as  to  the  first  loan)  with  a  first mortgage  on  real estate, and the unsecured guarantee  of
       OMC-Tifton and Olympic.

       Of  the  liabilities assumed, two were  loans  aggregating
       $377,439 which were assumed by OMC-Tifton and modified as follows:

            $253,581 due in 58 equal monthly installments of $5,624 of principal and interest;

            $124,859 due in six monthly installments of $1,350 each, and one final balloon payment of all principal and interest, then owing on September 30, 1998.
       Included within the liabilities of Tifton assumed by  OMC-
       Tifton are approximately $1,423,000 trade payables and a loan payable to Olympic and Coachman, which although due on a current basis by their terms, are not expected to be collected within calendar year 1998, and consequently, have been classified as a noncurrent receivable in the accompanying financial statements.

     (d) Pursuant to the terms of a Stock Purchase Agreement dated February 23, 1998, Olympic acquired the stock of a company known as Laredo Apparel, Inc. (a small operation that manufactures and markets fashion apparel in Puerto
       Rico) (Laredo) for an amount initially set at $400,000, due and payable, as follows:

            $92,000 at closing, which amount was funded with the cash balance owned by Laredo;

            $8,000 within 30 days of the agreement;

            $150,000 in 15 consecutive, equal monthly installments of $10,000 each, commencing on July 1, 1998, together with interest on the declining balance thereof at the rate of 1 1/2% over prime;

            300,000 shares of common stock of Coachman at an assumed market value of $.50 per share.

       The   purchase  price  is  subject  to  adjustments  under
       conditions in the Stock Purchase Agreement.

(19) Liquidity

     At  December  31,  1997, the Company had current  assets  of
     $18,481,680 and current liabilities of $21,711,642 for a net deficit  in working capital of $3,229,962.  The Company  has initiated  specific actions to: (a) improve its future  cash
     flows   through  additional  financing  under   terms   that
     accommodate its projected future cash flow requirements, (b)
     increase  its production facilities through the  acquisition of  selected  manufacturing  assets  from  nonrelated  third
     parties,   (c)   maximize   the  utilization   of   existing
     facilities,  and  thus, (d) increase sales and  improve  its results of operations.

     Subsequent  to  December  31, 1997, Congress  Credit,  OMC's
     principal lender, increased the Company's revolving line  of credit  to  $18  million from $13 million  and  approved  an overadvance of $1,680,000 in the term loan, to be repaid  by
     May  27,  1998  from  reloading  of  the  term  loan  up  to
     $2,236,000,   subject   to   an   additional   $2    million
     capitalization (should the additional capital not be raised, the  overadvance would be repaid over a term  to  be  agreed
     upon).   Additionally,  the Economic  Development  Bank  for
     Puerto  Rico  approved, subsequent to December 31,  1997,  a
     Capitalization       Loan      (a      credit       facility
     similar  to  preferred  stock) in the amount  of  $1,500,000 repayable  over a six-year period.  Furthermore,  incentives approximating $4,500,000 have been approved coincident  with the  acquisition of assets referred to in note 18(a).  These
     subsidies   are   intended  to  principally  subsidize   the
     Company's   new  payroll  requirements  for  a   period   of
     approximately two years.

(20) Fourth-Quarter Adjustments

     During  the course of the fourth quarter ended December  31,
     1997,  the  Company  fully reserved the deferred  tax  asset related  to the net operating losses previously incurred  by
     Lutania  ($1,653,000) as a result of the significant  losses incurred during 1997.  The reserve which was established for the  net  operating losses of Lutania would have  been  more appropriately  recorded by the end of  the  Company's  third
     quarter,  inasmuch  as  the  factors  that  gave   rise   to
     establishing such reserve were present by the  end  of  such third quarter.  Had the Company recorded this reserve by the end  of  its third quarter losses reported to the  Company's shareholders for the third quarter in 1997 and for the nine-
     month period then ended would have changed as follows:

                             As Reported               Restated
                            Quarter       Nine        Quarter      Nine
                                         months                   months

    Net loss affected by
     dividends on
     preferred stock    $ ( 1,665,227) ( 3,670,596)  ( 3,542,940) ( 5,997,013)
                        =============   ==========    ==========   ==========
    Basic net loss per
     average
     outstanding common $       (0.07)       (0.16)        (0.14)       (0.23)
     share              =============   ==========    ==========   ==========
    Average outstanding
     common shares         22,688,333   22,688,333    25,988,464   25,988,464
                        =============   ==========    ==========   ==========


