Form 10-Q
period 1998-03-31
COACHMAN INC
filed 1999-04-07
CIK 816249

SECURITIES AND EXCHANGE COMMISSION
                       	WASHINGTON, D.C.  20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1998
	OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

                    	Commission file number 1-9593

                         	COACHMAN INCORPORATED
        	(Exact name of registrant as specified in its charter)

      	Delaware						                                 	73-1244422
	(State or other jurisdiction of				              	(I.R.S. Employer
 	incorporation or organization)		              		Identification No.)

  	Bucannan Office Center, 40 Road #165, Suite 212, Guaynabo, PR  00968
    (Address of principal executive offices)		              	(Zip Code)
	                           (787)-775-1009
          	Registrant's telephone number, including area code

                           	Not applicable
         	(Former name, former address and former fiscal year,
                     	changed since last report)

	Indicate by check mark whether the registrant (1) has filed all reports re quired to be filed by Section 13 or 15(d) for the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
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

  	Class			 	                                Outstanding at March 31, 1998
		 Common Stock, $.01 par value		                	22,688,333 shares



                            COACHMAN INCORPORATED
                              AND SUBSIDIARIES

                             Table of Contents



PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)


         Condensed Consolidated Balance Sheets-
         March 31, 1998 (unaudited) and December 31, 1997

         Condensed Consolidated Statements of Operations-
         Three months ended March 31, 1998 and 1997 (unaudited)

         Condensed Consolidated Statements of Cash Flows-
         Three months ended March 31, 1998 and 1997 (unaudited)

         Notes to Condensed Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition



PART II. OTHER INFORMATION


Item 5.  Other Information




PART I - FINANCIAL INFORMATION


Item 1.	Financial Statements


	The following consolidated financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of results of operations for such periods.  Results for interim periods should not be considered indicative of results for a full year.


             Index to Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998.

Consolidated Statements of Operations Three Months ended March 31, 1998 and
1997

Consolidated Statements of Accumulated Deficit as of December 31, 1997 and March 31, 1998.

Consolidated Statements of Cash Flows Three Months ended March 31, 1998 and 1997

Notes to Condensed Consolidated Financial Statements




                 COACHMAN INCORPORATED AND SUBSIDIARIES


                 Condensed Consolidated Balance Sheets

                                                    March 31,     December 31,
          Assets                                        1998          1997


Current assets:
  Cash                                          $       2,673          53,710

Accounts receivable:
  Trade, net of allowance for doubtful accounts of
    $284,979 in 1998 and $248,683 in 1997           7,010,559       4,594,566
  Related parties                                       2,377          21,849
  Other, principally government incentives            839,962         886,474
  Notes receivable                                     47,761         147,761
  Notes receivable from affiliates                     35,702          46,414
  Inventories                                      14,587,319      12,598,053
  Prepaid expenses and other current assets,
    including prepaid income taxes of $30,920
    in 1998 and 1997                                  213,904         132,853

      Total current assets                         22,740,257      18,481,680

Property and equipment                             11,076,292       6,929,771
Intangibles                                         4,861,384       2,788,719
Notes receivable:
  Officer                                             135,282         115,282
  Affiliates                                          349,703         350,679

Due from entity in process of being acquired                0       1,423,060
Investments in subsidiaries                            60,315          60,315
Debt issue costs, net of amortization of $508,142
in 1998 and $ 444,975 in 1997                         328,166         313,038
Other assets                                           86,144         191,330

     Total assets                               $  39,637,543      30,653,874





                    COACHMAN INCORPORATED AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets



                                                    March 31,     December 31,

    Liabilities & Stockholders' Equity                1998           1997

Current liabilities:
  Accounts payable:
    Trade (including bank overdraft of $949,236
    in 1998 and $427,329 in 1997)                $   7,869,677      6,986,501
    Related parties                                     53,771         31,272
    Accrued liabilities                              3,053,779      1,759,340
    Current maturities of long-term debt            16,354,866     12,833,077
    Current maturities of obligations under
    capital lease                                       66,340           0.00
    Income tax payable                                  98,810         93,227
    Deferred tax liability                              26,418          8,225

        Total current liabilities                   27,523,661     21,711,642

Deferred tax liability                                 496,841        483,868
Long-term debt                                       6,364,091      2,785,385
Obligation under capital lease                         207,662           0.00
Minority interest in subsidiary                      1,760,000      1,760,000

                                                    36,352,255     26,740,895


Stockholders' equity:
  Preferred stock, no par value; authorized
    200,000 shares; issued and outstanding 12,901
    in 1998 and 1997                                       129            129
  Common stock, $0.005 par value; authorized
    50,000,000 shares; issued and outstanding
    33,072,261 in 1998 and 32,173,939 in 1997          165,362        160,870
  Additional paid-in capital                        19,904,858     19,744,676
  Common stock and warrants committed                  600,000        600,000
  Accumulated deficit                              (17,025,060)   (16,232,695)
  Payments towards redemption of Class AA
    Preferred Stock                                   (360,001)      (360,001)

       Total stockholders' equity                    3,285,288      3,912,979


       Total liabilities and stockholders' equity   39,637,543     30,653,874

See accompanying notes to condensed consolidated financial statements.



                          COACHMAN INCORPORATED

             Condensed Consolidated Statements of Operations


                                                       Three Months Ended,
                                                     March 31,     March 31,
                                                       1998          1997


Revenues:
  Trade net sales                              $     7,131,399      8,000,371
  Other                                                 20,822         18,738

         Total revenues                              7,152,221      8,019,109

Costs and expenses:
  Cost of goods sold                                 6,141,521      6,500,526
  Selling, general and administrative expenses       1,316,249      1,461,208


         Total costs and expenses                    7,457,770      7,961,734

         Operating income/(loss)                      (305,549)        57,375

Other income/(expense):
  Interest income                                       12,613         11,774
  Interest expense                                    (437,762)      (320,616)
  Other income                                          19,836        177,128

         Other income/(expense), net                  (405,313)      (131,714)

         Loss before income taxes                     (710,862)       (74,339)

Income tax expense                                      37,503           0.00

         Net loss                                $    (748,365)       (74,339)

         Net loss applicable to common shares    $    (972,905)      (298,288)

Average outstanding common shares                   32,892,261     22,703,931
Basic loss per average outstanding common share          (0.03)         (0.01)


See accompanying notes to condensed consolidated financial statements.


                    COACHMAN INCORPORATED AND SUBSIDIARIES

           Condensed Consolidated Statement of Accumulated Deficit


                                                    March 31,     December 31,
                                                      1998           1997

Accumulated deficit at beginning              $   (16,232,695)     (7,539,771)

Net loss                                             (748,365)     (8,517,647)

Dividends on preferred stock of subsidiary            (44,000)       (175,277)



Accumulated deficit at end                    $   (17,025,060)    (16,232,695)


See accompanying notes to consolidated financial statements



                           COACHMAN INCORPORATED

               Condensed Consolidated Statements of Cash Flows

                                                      Three Months Ended,
                                                    March 31,      March 31,
                                                      1998           1997

Cash flows from operating activities:
   Net loss                                    $     (748,365)        (74,339)
   Adjustments to reconcile net loss to net cash
      provided by/(used in) operating activities:
         Provision for doubtful accounts               36,296               0
         Depreciation and amortization                333,274         166,874
         Decrease/(increase)in accounts receivable (2,318,313)        980,386
         Increase in inventories                   (1,911,277)     (1,324,185)
         Decrease/(increase) in prepaid expenses
           and other assets                            26,185      (1,094,869)
         Decrease/(increase) in deferred
           income tax asset
         Increase in due from entity in process
           of being acquired
         Increase in accounts payable and accrued
           liabilities                                408,949       1,711,300
         Increase in income tax payable                 5,583               0
         Increase in deferred income tax liability     31,166               0

                 Net cash (used in)/provided
                 by operating activities           (4,136,502)        365,167


Cash flows from investing activities:
   Payment related to acquisition, net                (80,647)              0
   Collection of note receivable                      100,000               0
   Collection of note receivable - affiliate           11,688               0
   Purchases of property and equipment               (202,967)       (100,358)
   Additions to intangibles                                                 0
   Loan made to officer                               (20,000)           0.00
   Proceeds from officer loan repayments                 0.00         149,811

                Net cash (used in)/provided
                by investing activities              (191,926)         49,453

Cash flows from financing activities:
   Proceeds from issuance of preferred
     and common stock, net of issuance costs
   Dividends on preferred stock                             0               0
     Proceeds of loan from third party                      0               0
     Net borrowings/(principal amortization)        4,277,391        (416,741)

                Net cash provided by/(used in)
                financing activities                4,277,391        (416,741)

Net decrease in cash                            $     (51,037)         (2,121)

Cash, beginning of period                       $      53,710           5,541

Cash, end of period                             $       2,673           3,420


See accompanying notes to condensed consolidated financial statements.



                          COACHMAN INCORPORATED
                            AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

(1)  Accounting Principles and Basis of Presentation

     The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financialstatements, related footnotes, and discussions contained in the Company's annual report on Form 10-K for the Fiscal Year ended
     December 31, 1997. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

(2)  Inventories

Inventories consist of the following:


                                                   March 31       December 31
                                                     1998             1997

     Finished goods                             $  7,766,921        7,550,433
     Work-in-process                                 580,455          709,364
     Raw materials                                 6,239,943        4,338,256

                                                 $14,587,319       12,598,053

(3) 	Property and Equipment

Property and equipment consists of the following


                                                    March 31      December 31
                                                     1998             1997

     Land                                         $  123,500           -
     Building                                      1,483,500           -
     Machinery and equipment                       9,091,446        8,541,991
     Leasehold improvements                          362,746          428,252
     Equipment under capital lease                   194,000           -

                                                  11,255,192        8,970,243
        Less accumulated depreciation
        and amortization                             178,900        2,040,472

        Property and equipment, net              $11,076,292       $6,929,771


     On January 1998, company's management decided to take a physical inventory of the company's property and equipment to revise the useful lives and salvage value estimates of the existing depreciable assets acquired before December 31, 1997. As a result of this change in accounting estimate, depreciation expense for the three-month period was $175,600 below what it would have been if computed under the previous useful lives and salvage value estimates.

(4) 	Intangibles

     Intangibles consist of the following:


                                                   March 31        December 31
                                                    1998              1997

     Right of use-waste water treatment
     plant, net of accumulated amortization
     of $630,000 in 1998 and $560,000 in 1997     $1,330,000        1,400,000

     Tradenames, net of accumulated
     amortization of $1,747,408 in 1998
     and $1,710,370 in 1997                        1,215,592        1,252,630

     Goodwill and intellectual property,
     net of accumulated amortization of $17,318
     in 1998 and accumulated amortization
     and impairment loss of $172,495 in 1997       2,315,792          136,089

                                                  $4,861,384       $2,788,719

(5) 	Borrowings

     The following debts were outstanding:

     Related parties:                              March 31       December 31
                                                    1998              1997

     Unsecured term loans payable, to a
     stockholder director and a relative,
     due on December 5, 1999, with interest
     at 10%.  These loans are convertible,
     at the option of the creditors, into
     shares of stock of Coachman at a rate
     of $0.20 per share                            $1,000,000       1,000,000

     6% to 9% unsecured loan payable to
     various affiliates, $97,350 due on
     January 1, 1999; others on demand                135,050         135,050

     Promissory note due to Corporacion
     Inmobiliaria Textil (Cintex) due
     and payable on December 21, 2000,
     bearing interest at 7%, due quarterly
     (three quarters' interests were in
     arrears in 1998, two in 1997)                  1,000,000       1,000,000


     Promissory note to Fideicomiso Hispamer
     due on December 21, 2000, interest at 7%,
     due quarterly (three quarters' interest
     were in arrears in 1998, two in 1997)            465,000         465,000


     Promissory note to Fideicomiso Hispamer
     due and payable on December 21, 2000,
     interest at 7%, due quarterly (five
     quarters' interest were in arrears in 1998,
     four in 1997)                                    320,385         320,385

     Borrowing due to related parties              $2,920,435      $2,920,435


     Unrelated parties:

     Term loan due on March 1, 1998, guaranteed
     by Olympic Mills Corporation.  The proceeds
     of this loan were lent by Coachman to
     Tifton Mills, Inc.                                 -             302,129

     Revolving loans due to Congress Credit
     Corporation (Congress) pursuant to a loan and
     security agreement (See terms on page 8)       13,471,680      9,291,757

     Unsecured note payable in three equal
     quarterly installments, beginning in
     January 1, 1998, with interest at prime
     plus 1 1\2%                                         300,000        300,000

     Term loan due to Congress, collateralized
     by a chattel mortgage over the Olympic Group's
     property due in monthly installments.             650,015        816,680

     6% unsecured note payable to a company, due
     in monthly installments of approximately
     $6,500, including interest, with the final
     installment due in June 1995.                      75,000         75,000

     Non-interest bearing unsecured note payable
     to the CIT Group/Commercial Services, Inc.,
     due in installments ($131,714 on February 13,
     1998, and $1,900,000 in twelve monthly
     installments commencing in December 1997)       1,266,667      1,873,382

     11.5% note payable to a bank from Caribbean
     Outfitters, Inc., due in monthly installments,
     including interest, with the final installment
     due in January 1997.  The note is unsecured
     and is guaranteed by a stockholder board member.    9,079          9,079

     13% unsecured note payable to an unrelated
     party with interest and principal due
     January 1998, as amended.  The note contains
     provisions permitting settlement through the
     issuance of Coachman common stock assuming a
     conversion rate of approximately $.15 per share    30,000         30,000

     Loans payable to a bank in 34 fixed payments
     of $29,768 and a final payment of the
     remaining unpaid balance due on February 5,
     2001 bearing interest at prime rate plus 1 1\4%.
     The loans are collateralized with a first
     mortgage on real estate, and the unsecured
     guarantee of OMC-Tifton and Olympic.             2,854,570

     Unsecured note payable to an unrelated party,
     due in monthly installments of $10,000
     commencing on July 1, 1998 with interest
     at prime plus 1 1\2%.                                150,000

     Unsecured loan payable to a bank, due in
     monthly installments of $5,624, bearing
     interest at 10 3/4%                                253,433

     Unsecured loan payable to a bank, due in
     monthly installments of $1,350 and a
     final payment of the remaining unpaid
     balance on September 30, 1998.  The loan
     bears interest at 10 1\4%                            124,189

     Unsecured loan payable to the Economic
     Development Bank for Puerto Rico due on
     May 14, 1998, bearing interest of 1% over
     prime rate                                         500,000

     Unsecured loan payable to a bank, due in
     monthly installments of $1,199 beginning on
     April 15, 1998 bearing interest at an annual
     rate of 7.5%                                        63,071

     Unsecured loan payable to a bank bearing
     interest at an annual interest rate of 8.55%        50,000

     Borrowings due to unrelated parties             19,798,522    12,698,027
     Total long-term debt                            22,718,957    15,618,462
          	Less current maturities                   16,354,866    12,833,077
     Long-term debt, excluding current
     maturities                                   $   6,364,091  $  2,785,385




The Olympic Group has a loan and security agreement with Congress Credit Corporation (Congress) providing a maximum credit of $15,000,000 (presently $18,000,000). The agreement provides the following financing arrangements and financial accommodations:

Congress provides revolving loans subject to certain limitations up to a maximum amount of $14,764,000, letter of credit accommodations up to a maximum amount of $1,000,000 and a $2,236,000 term loan. The Olympic Group shall pay Congress a letter of credit fee at an annual rate of 4% over the daily outstanding balance of the letter of credit accommodations and an annual facility fee of $75,000 while the agreement is in effect. An unused line fee is charged to the Olympic Group at a rate of .50% over the excess of $14,764,000 over the average principal balance of the outstanding revolving loans and letter of credit accommodations. The agreement provides for a first chattel mortgage on all the equipment owned by the Olympic Group and a lien upon its intangible assets, cash and investments, inventory and eligible receivables.
The term loan due to Congress is collateralized by a chattel mortgage over the Olympic Group's property.

Interest is payable on the outstanding principal amount at a 4% annual interest rate over Congress' cost of borrowing Section 936 of the U.S. Internal Revenue Code funds in the commercial paper market or 2% over prime rate, whichever is less.

The agreement contains various financial and non-financial covenants with which the Olympic Group has not complied as of March 31, 1998.

(6)  Adoption of New Accounting Pronouncement

The Company has adopted the provisions of  FASB 128 for fiscal year 1997.
Under the provisions of FASB 128 the Company is required to report earnings/(losses) per share under the following two concepts (i) basic earnings/(losses) per share and (ii) diluted earnings/(losses) per share.
Under the diluted earnings/(losses) per share method, the Company must consider in the computation of earnings/(losses) per share the effect of all dilutive common shares that were outstanding for the period, including the number of common shares that would have been issued and outstanding, if the stock options granted by the Company for the period under the plan had been exercised. Nevertheless, if the effect of considering the potential common shares results in the computation being antidilutive then the FASB required that the Company present basic earnings/(losses) per share only. The Company has reported losses for both the 1998 and 1997 interim periods, therefore it does not include the potential common shares in the computation of loss per share since this would result in an antidilutive computation of such loss per common share.
Therefore, the Company's reported basic and diluted earnings/(losses) per share is the same. Potential common shares outstanding at March 31, 1998 which could, in the Future enter into the computation of diluted earnings/(losses) per share amount to 15,714,286 shares.

(7)  Income Tax

The Company recorded a current income tax expense of $19,283 and a deferred income taxexpense of $59,797 for the three month period ended March 31, 1998. The income tax expense for the three month period ended March 31, 1998 was $177,128.

(8)  Related Party Transactions

The following are transactions between the Company and subsidiaries, and other related parties, for the three month periods ended March 31, 1998 and 1997.

     (i) Coachman, one of its subsidiaries, and an officer are guarantors on certain debt of Coachman Inns Income Limited Partnership which is collateralized by real estate. The outstanding balance of the debt amounted to approximately $ 2,173,302 at March 31, 1998. Coachman also holds a second mortgage on the real estate.

     (ii) Olympic leases its office and manufacturing facilities from one of Coachman's stockholders under a yearly renewable lease agreement. Total rent expense under such lease amounted to approximately
          $ 169,080 for each of the three month periods ended March 31, 1998 and 1997, respectively.

(9)  Contingencies

During 1996 and 1995, Coachman leased retail facilities under operating leases with varying expiration dates. Coachman discontinued its retail sales segment in 1995. All of the retail stores were closed in 1995 and 1996. Some of the lease expiration dates were subsequent to the dates of the store closings.
As such, Coachman or its subsidiaries may be liable for future accelerated rent. Coachman has accrued approximately $79,150 for current and past due rent
March 31, 1998.   No amounts have been recorded for future accelerated rent.

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

(10) Minority Interest in Subsidiary

During 1997 and 1996, Olympic issued 2,000 and 68,400 shares, respectively, of 10% cumulative convertible preferred stock for $1,760,000 through a private placement. These shares were offered at $25 per share and pay quarterly dividends at a fixed annual rate of $2.50 per share beginning December 31, 1996 which are cumulative from the date of issue ($132,000 and $88,000 were accrued at March 31, 1998 and 1997, respectively). The preferred shares have a liquidation preference of $25 per share plus accrued and unpaid dividends. The preferred shares are convertible at the option of the holder at any time after the first nine months into share of common stock of Coachman, at a conversion ratio based upon 80% of the average price of Coachman, common stock for the twenty trading days prior to such conversion for each share of preferred stock valued at $25 per share, unless earlier redeemed. The preferred share may be redeemed by Olympic at the following rates:

                                     			Amount per Share
      	After one year                        $27.50
      	After two years                       	26.25
	      After three years                     	25.50
      	After four years                      	25.00
      	After five years                      	25.00

(11) Subsequent Events

On May 14, 1998, Olympic entered a term loan agreement amounting to $1,350,000 with the Economic Development Bank for Puerto Rico (EDB). The proceeds of the loan shall be used to repay the interim secured loan due to EDB amounting to $500,000 while the remaining portion will be used for working capital purposes. The loan principal shall be amortized in quarterly installments commencing on July 1, 2001 through its remaining term as follows:


Payment Dates                              Amortization as a Percentage of
                                                 Outstanding Balance


July 1, 2001 to April 1, 2002        30% of the debt balance on May 31, 2001

July 1, 2002 to April 1, 2003        50% of the debt balance on May 31, 2002

July 1, 2003 to April 1, 2004       100% of the debt balance on May 31, 2003


Interest is payable quarterly commencing on July 1, 1998 as follows:

     Date                                            Interest Rate


May 14, 1998 to May 14, 2001              Prime rate plus 350 basis points
May 15, 2001 to May 14, 2004              Prime rate plus 650 basis points





At the option of Olympic Mills, up to 50% of the interest payable on the note for the first quarters can be capitalized in a note payable to EDB due on May 14, 2004. The capitalization note shall bear interest at 100 basis points above the interest rate payable at such time on the note.

Coachman and various affiliates guarantee the payment of all amounts payable to EDB under the agreement.

On May 14, 1998, 6,360 Class AA preferred shares of stock of Coachman with a redemption value of $1,000 per share, plus cumulative dividends and a redemption premium were redeemed in exchange for a Capital note amounting to $6,679,290 and the issuance of 2,772,450 shares of common stock of Coachman.




Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.
March 31, 1998 Compared to December 31, 1997

Since its acquisition of all of the outstanding stock of Olympic Mills Corporation, "OMC" and Lutania Mills Inc., "LM", together "Olympic Mills" on December 21, 1995, the Corporation's focus has been concentrated in Olympic Mills, its affiliates and subsidiaries. Consequently, the analysis of the Corporation's financial condition and results of operations must focus, primarily, in the results of operations of the above companies.

During the first quarter the company's results were adversely affected by the 1997 year end financial results. It is therefore relevant to review the factors which led to these results, in order to better understand first quarter 1998 performance.


For the year ended December 31, 1997, the Company had a net loss of $8,517,647 due primarily to: (1) a delay in getting Lutania Mills (LM) fully operational (LM is the textile mill in Humacao where all the knitting, bleaching and dyeing operations were moved to due to, among other factors, environmental
requirements);   (2) inability to  renew the companies' major contract for brown
t-shirts with the U.S. Department of Defense; (3) substantial increase in operating costs generated by a higher federal minimum wage and duplication of overhead expenses due to the delay in completing the move to LM; and
(4) difficulties in implementing a market strategy intended to penetrate the U.S. market, due to lack of adequate systems, procedures and controls geared to that market. It is also important to point out that the results for 1997 and the first quarter of 1998 were seriously impaired by an outdated, incomplete and consequently deficient management information system which could not produce financial reports with the accuracy and promptness required for cost analyses, budgeting, and planning of a competitive strategy. This problem was addressed as a first priority in the last quarter of 1997 and the first quarter of 1998. Present plans call for full implementation of the new management information system, including Y2K conversion, by September 1998.

During the last quarter of 1997 and the first of 1998, the Corporation continued the reorganization initiated with the major management changes made in August 1997. Those changes, which were directed towards the implementation of a growth and diversification strategy, expansion of markets, and strengthening of management to include an updated computerized information system, were considered to be essential in order to establish the foundations required to overcome the operational difficulties which contributed to the results of calendar year 1997.

Consistent with that thinking, the Corporation adopted as its business plan for 1998, an updated version of the 1997 business plan. Mainstays to the plan were: (1) the continuation of its acquisitions program; (2) giving priority to low labor content, quick turnaround, high quality garments; (3) moving the Olympic Mills' Guaynabo operations to a new location; (4) completion of conversion of the EDP system; and, (5), recruitment of experienced staff to implement the reorganization and business plan.

In February and March 1998, and in accordance with the plan, Tifton Textiles of Tifton, Georgia, and Laredo Apparel, Inc. of Puerto Rico were acquired in transactions which were substantially cash neutral. During that quarter, efforts were made to implement the new information system, in accordance with the priority assigned to that project, considered essential in order to overcome the difficulties, limitations and lack of adequate controls.

The main obstacles in reaching the objectives of the business plan during the first quarter of 1998, were the lack of working capital and the liquidity problems resulting from the 1997 losses. Both problems were partially overcome during the first quarter through: (1) a $1,500,000 capital investment funded in December 1997 by a private investor; (2) a government grant of $628,000;
(3) an advance of $500,000 made by the Economic Development Bank as part of a $1,500,000 investment in subordinated capital notes approved in the last quarter of 1997, whose closing was still pending at the end of the first quarter 1998, and (4) an additional $1,700,000 of equipment financing granted by Congress Credit to be repaid in three months, with an option to convert to a long term loan extension option conditioned to the Corporation's success in raising an additional $2,000,000 in equity investment.

The infusion of funds mentioned above proved to be insufficient, and as a result the Corporation suffered a working capital deficiency of approximately $3,000,000 during the first quarter of 1998, which seriously impaired its capacity to obtain the raw materials required to fulfill its budgeted sales objectives. Sales for the quarter were $7,152,221, a number which is substantially below the company's potential, considering its production and marketing capabilities. Considering the first quarter sales experience, the ongoing working capital shortages, and the company's production and marketing potential, the projected sales estimate for the year was reduced to $42 million.

During the period current assets increased by $4,258,577 as a result of an increase of $2,415,993 in accounts receivable, $1,989,266 in inventories, and $81,051 in prepaid expenses, and a decrease of $51,037 in cash, $46,512 in government incentives and related agencies of $19,472; and $110,712 in notes receivable. Current liabilities increased by $5,812,019 due primarily to increases of $905,675 in accounts payable; $1,294,439 in accrued liabilities; $3,521,789 in current maturities of long-term debt; $66,340 in current maturities of obligations under capital lease; and $23,776 in other liabilities. These increases funded the increase in current assets and part of the increase in the net loss. The current ratio was 0.83:1, less than the 0.85:1 ratio as of December 1997, both of which were lower than the Corporation's goal.

The Corporation is continuing its efforts to obtain additional equity and long-term loans to solve the shortage of working capital and improve its liquidity position. Reaching this objective is fundamental in order for the Corporation to be able to purchase the raw material required to fulfill its revised 1998 sales plan.

During the period, total assets increased by $8,983,669 due primarily to an increase of $3,957,326 in property and equipment attributable mainly to the TTI acquisition; $2,072,665 corresponding to an increase in intangibles, and a reduction of $1,423,060 in an amount due from TTI which was eliminated in the process of its acquisition by the Corporation. At the end of the period assets were 1.08 times liabilities, lower than the 1997 year ratio of 1.15:1.

Stockholders' equity decreased by $627,691 due principally to a loss of $748,365 for the quarter.




Results of Operations.

For the three months period ended March 31, 1998 the Corporation had a net loss
of $748,365;   ($0.03 per share) compared to a net loss of $74,339 ($0.01 per share) for the same period of 1997. Actual sales for the period were $866,888 less than for the same period in 1997. Although the Corporation had enough demand for its products and production capacity to reach a higher sales volume, which would have improved the results of operations for the quarter, the working capital shortage made that impossible. During the quarter, the Corporation had commitments for capital investments from the Economic Development Bank and private investors, but they did not materialize in time for the Company to be able to solve its working capital problems and thus finance the raw material needed to increase production and attain a higher sales volume. In addition, Congress Credit, as a result of the company's 1997 performance, imposed unanticipated temporary restrictions in their financing, to be waived once the Company obtained a new capital infusion. This action affected the Corporation's liquidity, and further impaired its production capacity.

Despite the difficulties experienced during the quarter, Management believes that, to the best of its knowledge, the problems experienced during the first quarter of 1998 are surmountable, and that once the Company funds its working capital needs, it will be in a position to utilize its production capacity at a maximum, thus increasing its volume of sales and profitability.


Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued FAS
No.131,
"Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. This Statement will be adopted by the Company in 1998 year-end financial statements and will not impact the Company's results of operations or financial position.

In March 1998, the American Institute of Certified Public Accountant (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Statement outlines the accounting treatment for certain costs related to the development or purchase of software to be used internally and requires that costs incurred during the preliminary project and post-implementation-operation stages be expensed, and that costs incurred during the application development stage be capitalized and amortized over the estimated useful life of the software. Costs incurred prior to initial application of the Statement cannot be adjusted to the amounts that would have been capitalized had the Statement been in effect when those costs were incurred. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5, which is effective for fiscal year beginning after December 15, 1998, requires that all costs of start-up activities, including organization costs, be expensed as incurred. The impact of adoption of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

In June 1998, the FASB issued FAS No.133, "Accounting for Derivative instruments and Hedging Activities" which requires all derivatives to be recognized at fair value as either assets or liabilities on the balance sheet. Any gain or loss resulting from changes in such fair value is required to be recognized in earnings to the extent the derivatives are not effective as hedges. This Statement is effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. Adoption of this Statement is not expected to have a material impact on the Company's results of operations or financial position.

Forward-Looking Statements

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of Coachman Incorporated and involve risks and uncertainties that could cause actual future events and results of operations to be materially different from those in the forward-looking statements. Important factors that could cause such differences include, among others, greater than expected expenses associated with the Company's personnel needs or activities, the competitive pricing environment applicable to the Company's operations, changes in customers' business environments or changes in government regulations.


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

                        					COACHMAN INCORPORATED
                            					(Registrant)



March 11, 1999       			By:  /s/ Dennis D. Bradford
                       					Dennis D. Bradford
                       					Chairman of the Board
                       					Chief Financial Officer