Form 10-Q
period 1998-06-30
COACHMAN INC
filed 1999-04-08
CIK 816249

FORM 10-Q

	                     SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C.  20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1998
	OR
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

                	Class 		             		 	Outstanding at June 30, 1998
         	Common Stock, $.01 par value	          	16,086,981 shares






                           COACHMAN INCORPORATED
                             AND SUBSIDIARIES




                              Table of Contents



PART I
FINANCIAL INFORMATION




Item 1.
Financial Statements (unaudited)

Condensed Consolidated Balance Sheets-
June 30, 1998 (unaudited) and December 31, 1997

Condensed Consolidated Statements of Operations-
Six months ended June 30, 1998 and 1997
(unaudited)

Condensed Consolidated Statements of Operations-
Three months ended June 30, 1998 and 1997
(unaudited)

Condensed Consolidated Statements of Cash Flows-
Six months ended June 30, 1998 and 1997
(unaudited)

Notes to Condensed Consolidated Financial
Statements (unaudited)

Item 2.
Management's Discussion and Analysis of Results of Operations and Financial Condition





PART
II.  OTHER INFORMATION


Item 5 Other Information



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





                Index to Consolidated Financial Statements

Condensed consolidated Balance Sheets as of December 31, 1997 and June 30, 1998.

Condensed consolidated Statements of Operations Three Months ended June 30, 1998 and 1997.

Condensed consolidated Statements of Operations Six Months ended June 30, 1998 and 1997.

Condensed consolidated Statements of Accumulated Deficit as of December 31, 1997 and June 30, 1998.

Condensed consolidated Statements of Cash Flows, Six Months ended June 30, 1998 and 1997.

Notes to Condensed Consolidated Financial Statements


                      COACHMAN INCORPORATED AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                      June 30,    December 31,
Assets                                                  1998          1997


Current assets:
 Cash                                              $    2,672          53,710

 Accounts receivable:
  Trade, net of allowance for doubtful accounts of
    $303,865 in 1998 and $248,683 in 1997          12,160,782       4,594,566
  Related parties                                      17,004          21,849
  Other, principally government incentives            409,845         886,474
 Notes receivable                                        0.00         147,761
 Notes receivable from affiliates                      35,702          46,414
 Inventories                                       13,292,801      12,598,053
 Prepaid expenses and other current assets,
    including prepaid income taxes of $30,920
    in 1998 and 1997                                  448,014         132,853

       Total current assets                        26,366,820      18,481,680


Property and equipment                             11,344,051       6,929,771
Intangibles                                         4,723,436       2,788,719
Notes receivable:
    Officer                                           145,282         115,282
    Affiliates                                        334,250         350,679
Due from entity in process of being acquired             0.00       1,423,060
Investments in subsidiaries                            60,315          60,315
Debt issue costs, net of amortization
    of $577,835  in  1998 and $ 444,975 in 1997       287,725         313,038
Other assets                                          122,032         191,330


    Total assets                                   43,383,911      30,653,874





                   COACHMAN INCORPORATED AND SUBSIDIARIES

                    Condensed Consolidated Balance Sheets


Liabilities and Stockholders' Equity/(Deficit)


                                                      June 30,    December 31,
                                                       1998           1997

Current liabilities:
 Accounts payable:
  Trade (including bank overdraft of $315,928
  in 1998 And $427,329 in 1997)                  $  4,570,153       6,986,501
  Related parties                                      55,162          31,272
 Accrued liabilities                                2,554,971       1,759,340
 Current maturities of long-term debt              18,767,796      12,833,077
 Current maturities of obligations under
  capital lease                                        66,340            0.00
 Income tax payable                                   118,093          93,227
 Deferred tax liability                                12,754           8,225

    Total current liabilities                      26,145,269      21,711,642

Deferred tax liability                                539,133         483,868
Long-term debt                                      9,170,246       2,785,385
Obligation under capital lease                        206,673            0.00
Minority interest in subsidiary                     1,760,000       1,760,000

                                                   37,821,321      26,740,895



Stockholders' equity/(deficit):
 Preferred stock, no par value; authorized
  200,000 shares; issued and Outstanding 6,541
  in 1998 and 12,901 in 1997                               65             129
 Equity notes received in exchange for
  6,360 redeemed Class AA Preferred stock (note 6)  6,679,290            0.00
 Common stock, $0.005 par value;
  authorized 50,000,000 shares; issued and
  outstanding 35,844,711 in 1998 and 32,173,939
  in 1997 (15,000,000 additional shares are
  commited to be issued in 1998 pending
  approval by the shareholders)                       254,222         160,870
 Additional paid-in capital                        15,456,128      19,744,676
 Common stock and warrants committed                  600,000         600,000
 Accumulated deficit                              (17,427,115)    (16,232,695)
 Payments towards redemption of
  Class AA Preferred Stock                               0.00        (360,001)

     Total stockholders' equity/(deficit)           5,562,590       3,912,979


     Total liabilities and stockholders'
     equity/(deficit)                           $  43,383,911      30,653,874

See accompanying notes to condensed consolidated financial statements.




                            COACHMAN INCORPORATED

              Condensed Consolidated Statements of Operations


                                                       Three Months Ended,
                                                      June 30,        June 30,
                                                        1998            1997

Revenues:
 Trade net sales                                $  11,481,501      11,076,794
 Other                                                 22,151          21,352

       Total revenues                              11,503,652      11,098,146

Costs and expenses:
 Cost of goods sold                                 8,561,742      10,671,737
 Selling, general and administrative expenses       1,895,809       2,175,786

       Total costs and expenses                    10,457,551      12,847,523


       Operating income/(loss)                      1,046,101      (1,749,377)


Other income/(expense):
 Interest income                                       10,336           5,730
 Interest expense                                    (751,625)       (392,119)
 Other income                                          23,671         227,617
 Gain on sale of assets                                  0.00          56,646

       Other (expense), net                          (717,618)       (102,126)


       Income /(loss) before income taxes             328,483      (1,851,503)

Income tax expense                                     41,577               0

       Net income/(loss)                        $     286,906      (1,851,503)

       Net income/(loss)
       applicable to common shares              $     206,891      (2,076,285)



Average outstanding common shares               $  36,357,443      23,853,902

Basic income/(loss) per average
  outstanding common share                      $        0.01           (0.09)


See accompanying notes to condensed consolidated financial statements.






                            COACHMAN INCORPORATED

                Condensed Consolidated Statements of Operations




                                                        Six Months Ended,
                                                       June 30,       June 30,
                                                         1998           1997
Revenues:
 Trade net sales                                 $  18,612,900     19,077,165
 Other                                                  42,973         40,090

     Total revenues                                 18,655,873     19,117,255


Costs and expenses:
 Cost of goods sold                                 14,712,953     17,172,263
 Selling, general and administrative expenses        3,212,058      3,636,994

     Total costs and expenses                       17,925,011     20,809,257

     Operating income/(loss)                           730,862     (1,692,002)


Other income/(expense):
 Interest income                                        22,949         17,504
 Interest expense                                   (1,189,387)      (712,735)
 Other income                                           43,507        404,745
 Gain on sale of assets                                   0.00         56,646

     Other (expense), net                           (1,122,931)      (233,840)

     Loss before income taxes                         (392,069)    (1,925,842)

Income tax expense                                      79,080         59,800

     Net loss                                    $    (471,149)    (1,985,642)


     Net loss applicable to common shares        $    (775,704)    (2,210,424)

Average outstanding common shares                $  36,357,443     22,688,333

Basic net loss per average outstanding
   common share                                  $       (0.02)         (0.10)


See accompanying notes to condensed consolidated financial statements.






                    COACHMAN INCORPORATED AND SUBSIDIARIES

             Condensed Consolidated Statement of Accumulated Deficit



                                                    June 30,      December 31,
                                                      1998           1997


Balance at beginning                          $  16,232,695)       (7,539,771)

Net
income                                             (498,771)       (8,517,647)

Dividends on preferred stock of subsidiary         (695,649)         (175,277)


Balance at end                                $ (17,427,115)      (16,232,695)





                              COACHMAN INCORPORATED

                 Condensed Consolidated Statements of Cash Flows


                                                          Six Months Ended,
                                                        June 30,      June 30,
                                                          1998          1997


Cash flows from operating activities:
 Net loss                                        $     (471,149)   (1,985,642)
 Adjustments to reconcile net loss to net cash
    provided used in operating activities:
     Provision for doubtful accounts                     55,182             0
     Depreciation and amortization                      748,173     1,711,823
     Increase in accounts receivable                 (7,071,932)   (1,303,037)
     Increase in inventories                           (616,759)   (1,340,762)
     Increase in prepaid expenses and other assets     (243,813)   (1,722,795)
     Decrease/(increase) in deferred income tax asset
     Increase in due from entity in process of
       being acquired
     Increase/(decrease) in accounts payable
       and accrued liabilities                       (3,388,896)    4,088,696
     Increase in income tax payable                      24,866             0
     Increase in deferred income tax liability           59,794             0


        Net cash used in operating activities       (10,904,534)     (551,717)

Cash flows from investing activities:
 Payment related to acquisition, net                    (80,647)            0
 Collection of note receivable                          147,761             0
 Collection of note receivable - affiliate                 0.00       160,712
 Purchases of property and equipment                   (545,986)         0.00
 Additions to intangibles                                     0

 Loan made to officer                                   (30,000)         0.00
 Proceeds from officer loan repayments                   27,141          0.00

     Net cash provided by/(used in)
     investing activities                              (481,731)      160,712

Cash flows from financing activities:
 Proceeds from issuance of common stock               2,000,000          0.00
 Proceeds of loan from third party                            0             0
 Net borrowings/(principal amortization)              9,335,227       389,034

     Net cash provided by financing activities       11,335,227       389,034

Net decrease in cash                               $    (51,038)       (1,971)

Cash, beginning of period                          $     53,710         5,541

Cash, end of period                                $      2,672         3,570


See accompanying notes to condensed consolidated financial statements.




                            COACHMAN INCORPORATED
                               AND SUBSIDIARIES

               Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)



(1) Accounting Principles and Basis of Presentation

The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on Form 10-K for the Fiscal Year ended December 31, 1997. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

(2) Inventories

 Inventories consist of the following:


                                                 June 30,        December 31,
                                                   1998             1997

 Finished goods                             $  8,122,505           7,550,433
 Work-in-process                                 575,824             709,364
 Raw materials                                 4,594,472           4,338,256

                                             $13,292,801          12,598,053

(3) 	Property and Equipment

 Property and equipment consists of the following

                                                 June 30,         December 31,
                                                   1998              1997


 Land                                       $    123,500                -
 Building                                      1,483,500                -
 Machinery and equipment                       9,538,105            8,541,991
 Leasehold improvements                          362,746              428,252
 Equipment under capital lease                   194,000                -

                                              11,701,851            8,970,243
    Less accumulated depreciation
    and amortization                             357,800            2,040,472
 Property and equipment, net                $ 11,344,051       $    6,929,771


On January 1998, company's management decided to take a physical inventory of the company's property and equipment to revise the useful lives and salvage value estimates of the existing depreciable assets acquired before December 31, 1997. As a result of this change in accounting estimate, depreciation expense for the six-month period was $351,200 below what it would have been if computed under the previous useful lives and salvage value estimates.

(4) 	Intangibles

 Intangibles consist of the following:

                                                    June 30,      December 31
                                                     1998            1997
Right of use-waste water treatment
plant, net of accumulated
amortization of $700,000 in 1998 and
$560,000 in 1997                                 $1,260,000        $1,400,000


Trade names, net of accumulated
amortization of $1,784,446 in 1998
and $1,710,370 in 1997                            1,178,554         1,252,630


Goodwill and intellectual property,
net of accumulated amortization of
$48,227 in 1998 and accumulated
amortization and impairment loss of
$172,495 in 1997                                  2,284,882           136,089


                                                 $4,723,436        $2,788,719

(5) 	Borrowings

 The following debts were outstanding:

 Related parties:

                                                    June 30,      December 31
                                                     1998           1997

Unsecured term loans payable to a
stockholder director and a relative,
due on December 5, 1999, with interest
at 10%.  These loans are convertible,
at the option of the creditors, into
shares of stock of Coachman at a rate
of $0.20 per share                               $1,000,000        $1,000,000



6% to 9% unsecured loan payable to
various affiliates, $97,350 due on
January 1, 1999; others on demand                   137,050           135,050



Promissory note due to Corporacion
Inmobiliaria Textil (Cintex) due and
payable on December 21, 2000, bearing
interest at 7%, due quarterly (four
quarters' interest were in arrears in 1998)
(two in 1997)                                     1,000,000         1,000,000



Promissory note to Fideicomiso Hispamer
due on December 21, 2000, interest at
7%, due quarterly (four quarters'
interest were in arrears in 1998) (two
in 1997)                                            465,000           465,000



Promissory note to Fideicomiso Hispamer
due and payable on December 21, 2000,
interest at 7%, due quarterly (six
quarters' interest were in arrears in
1998) (four in 1998)                                320,385           320,385



Note payable to Fideicomiso Hispamer
due on November 29, 1998, bearing
interest at 12% due monthly.  This note
is convertible into shares of common
stock of Coachman at a rate of $0.13
per share                                         1,000,000


Borrowings due to related parties                 9,982,435         2,920,435


Unrelated parties:


Term loan due on March 1, 1998,
guaranteed by Olympic Mills
Corporation.  The proceeds of this loan
were lent by Coachman to Tifton Mills,
Inc.                                                  -              $302,129



Revolving loans due to Congress Credit
Corporation (Congress) pursuant to a
loan and security agreement (see terms
on page 8)                                       15,420,432         9,291,757


Unsecured note payable in three equal
quarterly installments, beginning in
January 1, 1998, with interest at prime
plus 1 1\2%                                         300,000           300,000



Term loan due to Congress,
collateralized by a chattel mortgage
over the Olympic Group's property due
in monthly installments.                          2,386,000           816,680



6% unsecured note payable to a company,
due in monthly installments of
approximately $6,500, including
interest, with the final installment
due in June 1995.                                    75,000            75,000



Non-interest bearing unsecured note
payable to The CIT Group/Commercial
Services, Inc., due in installments
($131,714 on February 13, 1998, and
$1,900,000 in twelve monthly
installments commencing in December
1997)                                               991,668         1,873,382



11.5% note payable to a bank from
Caribbean Outfitters, Inc., due in
monthly installments, including
interest, with the final installment
due in January 1997.  The note is
unsecured and is guaranteed by a
stockholder board member.                             9,079             9,079



13% unsecured note payable to an
unrelated party with interest and
principal due January 1998, as amended.
 The note contains provisions
permitting settlement through the
issuance of Coachman common stock
assuming a conversion rate of
approximately $.15 per share                         30,000            30,000



Loans payable to a bank in 34 fixed
payments of $29,768 and a final payment
of the remaining unpaid balance due on
February 5, 2001 bearing interest at
prime rate plus 1 1\4%.  The loans are
collateralized with a first mortgage on
real estate, and the unsecured
guarantee of OMC-Tifton and Olympic.              2,843,517



Unsecured note payable to an unrelated
party, due in monthly installments of
$10,000 commencing on July 1, 1998 with
interest  at prime plus 1 1\2%                      150,000




Unsecured loan payable to a bank, due
in monthly installments of $5,624,
bearing interest at 10 _%                           243,433




Unsecured loan payable to a bank, due
in monthly installments of $1,350 and a
final payment of the remaining unpaid
balance on September 30, 1998.  The
loan bears interest at 10 1/4%                      122,159




Loan payable to the Economic
Development Bank for Puerto Rico (see
terms on page 10)                                   500,000



Unsecured loan payable to a bank, due
in monthly installments of $1,199
beginning on April 15, 1998 bearing
interest at an annual rate of 7.5%                   63,071




Unsecured loan payable to a bank
bearing interest at an annual interest
rate of 8.55%                                        50,000




Note payable to an unrelated party in
three monthly installments beginning
May 23, 1998.  The note bears interest
at prime rate plus 2%                               161,250





Borrowings due to unrelated parties              23,345,609        12,698,027

Total long-term debt                             27,938,042        15,618,462

    Less current maturities                      18,767,796        12,833,077

Long-term debt, excluding current
maturities                                      $ 9,170,246      $  2,785,385




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

 The agreement contains various financial and non-financial covenants with which the Olympic Group has not complied as of June 30, 1998.

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

(6) Common and Preferred Stock

On May 14, 1998, 6,360 Class AA preferred shares of stock of Coachman with a redemption value of $1,000 per share, plus cumulative dividends and a redemption premium, were redeemed in exchange for a subordinated capital note. Amounting to $6,000,000 plus 679,290, for accumulated dividends and premium, and the issuance of 2,772,450 shares of common stock of Coachman.

(7) Adoption of New Accounting Pronouncement

 The Company has adopted the provisions of FASB 128 for fiscal year 1997. Under the provisions of FASB 128 the Company is required to report earnings/(losses) per share under the following two concepts (i) basic earnings/(losses) per share and (ii) diluted earnings/(losses) per share. Under the diluted earnings/(losses) per share method, the Company must consider in the computation of earnings/(losses) per share the effect of all dilutive common shares that were outstanding for the period, including the number of common shares that would have been issued and outstanding, if the stock options granted by the Company for the period under the plan had been exercised. Nevertheless, if the effect of considering the potential common shares results in the computation being antidilutive then the FASB required that the Company present basic earnings/(losses) per share only. The Company has reported losses for both the 1998 and 1997 interim periods, therefore it does not include the potential common shares in the computation of loss per share since this would result in an antidilutive computation of such loss per common share. Therefore, the Company's reported basic and diluted earnings/(losses) per share is the same. Potential common shares outstanding at June 30, 1998 which could, in the future enter into the computation of diluted earnings/(losses) per share amount to 36,666,667 shares.

(8) Income Tax

 The Company recorded a current income tax expense of $19,283 and a deferred income tax expense of $59,797 for the six month period ended June 30, 1998. The current income tax expense for the six month period ended June 30, 1997 amounted to $59,800.

(9) Related Party Transactions

The following are transactions between the Company and subsidiaries, and other related parties, for the six month periods ended June 30, 1998 and 1997.

 (i) Coachman, one of its subsidiaries, and an officer are guarantors on certain debt of Coachman Inns Income Limited
Partnership which is collateralized by real estate. The outstanding balance of the debt amounted to approximately
$ 2,173,302 at June 30, 1998. Coachman also holds a second mortgage on the real estate.

 (ii) Olympic leases its office and manufacturing facilities from one of Coachman's stockholders under a yearly renewable lease agreement. Total rent expense under such lease amounted to approximately $ 338,160, for each of the six month periods ended June 30, 1998 and 1997, respectively.

(10) Contingencies

 During 1996 and 1995, Coachman leased retail facilities under operating leases with varying expiration dates. Coachman discontinued its retail sales segment in 1995. All of the retail stores were closed in 1995 and 1996. Some of the lease expiration dates were subsequent to the dates of the store closings. As such, Coachman or its subsidiaries may be liable for future accelerated rent. Coachman has accrued approximately
$79,150 for current and past due rent at June 30, 1998.   No
amounts have been recorded for future accelerated rent.

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

(11) Minority Interest in Subsidiary

 During 1997 and 1996, Olympic issued 2,000 and 68,400 shares, respectively, of 10% cumulative convertible preferred stock for
 $1,760,000 through a private placement. These shares were offered at $25 per share and pay quarterly dividends at a fixed annual rate of $2.50 per share beginning December 31, 1996 which are cumulative from the date of issue ($132,000 and $88,000 were accrued at June 30, 1998 and 1997, respectively). The preferred shares have a liquidation preference of $25 per share plus accrued and unpaid dividends. The preferred shares are convertible at the option of the holder at any time after the first nine months into share of common stock of Coachman, at a conversion ratio based upon 80% of the average price of Coachman, common stock for the twenty trading days prior to such conversion for each share of preferred stock valued at $25 per share, unless earlier redeemed. The preferred share may be redeemed by Olympic at the following rates:


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



Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition.
June 30, 1998 Compared to December 31, 1997

Since its acquisition of the outstanding stock of Olympic Mills Corporation "OMC" and Lutania Mills Inc. "LM" (together "Olympic Mills") on December 21, 1995, the Corporation's focus has been concentrated on Olympic Mills, its affiliates and subsidiaries. Consequently, the analysis of the Corporation's financial condition and results of operations that follows refers primarily to the results of operations of these companies.

During second quarter, the Corporation managed to improve performance in two areas that had seriously impairedits operations during the first quarter:
(1) the conversion to a new management information system was substantially advanced resulting in improved financial control and reporting; and (2) a capital infusion of $4,000,000 dollars was obtained which relieved part of the working capital shortage. The capital infusion consisted of: (1) a capital loan of $1,500,000 from the Economic Development Bank (EDB) of which $500,0000 had been advanced in the first quarter; and (2) a $3,000,000 investment from two stockholders (Mr. Luis Rivera Siaca, $2,000,000; and the Hispamer Trust, $1,000,000 on a note with force convertibility to common stocks at $0.13 per share.

As part of the transaction with EDB, the Corporation, at their request, converted $6,000,000 of Class AA Preferred stock held by Hispamer Trust into capital notes substantially similar to those issued to the EDB, including dividends accrued on these preferred stock up to the date of closing for
$679,289.   In addition, the Hispamer Trust waived, as of the date of the conversion, the monthly redemption premium of 1 percent of the outstanding value of the preferred stock, and 50 percent of the redemption premium accrued up to that date. The waiver of 50 percent of the redemption premium accrued as of May 14, 1998 represented a reduction in accrued obligations of $554,490 which should be repaid to Hispamer through annual gifts of $50,000 to be made, once the Corporation becomes profitable, in each year in which its annual net profits exceed $1,000,000 . The waiver of the one per cent monthly redemption premium represents a monthly savings of $10 per out standing share of AA Preferred stock, for every month in which that stock remains outstanding.

The capital infusion mentioned above satisfied Congress Credit's requirement of additional equity capital, which had been set by Congress Credit as a c ondition to make permanent the temporary refinancing of the equipment granted in the previous quarter.

In addition to obtaining the capital infusion, during the quarter the companies pursued, among others, the courses of action, intended to improve the results of operations.

(1) Lutania Mills was downsized and reorganized with a reduction in operating costs projected initially as $1,200,000. Additional reductions in size, personnel and operating costs are now in process. Present plans call for a gradual transfer of a substantial part of the textile operations to OMC-Tifton, a recently acquired Olympic Mills subsidiary located in Tifton, Georgia, where most production costs are lower than in Puerto Rico and productivity is higher.

(2) The downsizing and reorganization of LM will make it possible to enter into a contract with a multinational corporation, which is interested in leasing part of the Lutania's premises and its bleaching and dyeing facilities. Lutania has a state of the art, water pretreatment plant-facility for which government permits are not easy to obtain-, making the plant attractive for potential lessees. It is our expectation that the combination of downsized operations with the aforementioned leasing agreement, should serve as a stop-gap measure to overcome the losses which LM has experienced since 1996, and which were one of the main contributors to the company's negative operating results in 1997.

(3)	A contract was signed with the government of Puerto Rico's Economic
Development Administration (Fomento) to reopen Ceiba Sportswear. This action fits into the company's strategic plan for two principal reasons:

(a) It will make it possible to move LM's sewing and cutting operations to Ceiba. This action is consistent with the plans to downsize LM and will result in cost savings due to Ceiba's lower operating costs.

(b) It will make it possible to move to Ceiba the sewing of T-shirts now taking place in Guaynabo. This is consistent with the company's plans to vacate its present Guaynabo facility in order to comply with environmental requirements and, at the same time, substantially reduce monthly rental costs. It has been estimated that this move will result in savings ranging between $600,000 and $1,000,000 despite the fact that it will be necessary to rent warehousing and office space in the San Juan Metropolitan Area. Additional space will be required to maintain the manufacturing of briefs in the Guaynabo area, in order to be able to retain personnel experienced in the manufacturing of that staple product, so as to maintain the existing market share through a continuous flow of the product to the market.

(4) Management was strengthened through the retention of experienced production management personnel.

The capital infusion and the implementation of the above courses of action, contributed towards improving the results of operations for the second quarter, as shown below. The Company's working capital woes, however, have not been fully solved. Negotiations are taking place at present with the Commonwealth of Puerto Rico's Government Development Bank (GDB) to obtain a long term loan which, if granted, would improve the Corporation's working capital problems, and provide means to finance future growth in production and sales.

During the period, current assets increased by $7,885,140, caused by: (1) an increase in trade receivables (net of an allowance of $303,865 for doubtful accounts) of $7,566,216; (2) an increase in inventories of $694,748; (3)
an increase of $315,161 in prepaid expenses and other current assets; and (4) a decrease of $51,038 in cash, $476,629 in government incentives, $147,761 in notes receivable from related parties and $10,712 in notes receivable from affiliates.

Current liabilities increased by $5,061,790 due primarily to increases in current maturities of long term debt of $7,047,934, accrued liabilities of $795,631, accounts payable to related parties of $23,890, tax liabilities of $29,395, current obligations under capital lease of $66,340, and decreases of $2,901,400 in accounts payable. The current ratio was 0.98:1 higher than the 1997 year-end ratio of 0.85.

During the period, total assets increased by $12,730,037 and total liabilities increased by $11,080,426. At the end of the period assets were 1.15 times liabilities.

On May 14, 1998, 6,360 Class AA preferred shares of Coachman stocks with a redemption value of $1,000 per share plus cumulative dividends and a redemption premium were exchanged for a subordinated capital note of $6,679,290 and the issuance of 2,772,45 shares of common stock of Coachman. The exchange was recommended by the Economic Development Bank, incidental to an investment in subordinated capital notes granted by the institution to the corporation. The Bank, the corporation and the senior lender Congress Credit intended the subordinated capital notes to qualify for financial statement presentation as a component of capital. Since this interpretation was not accepted by the independent auditors, the Corporation is seeking alternatives with the creditor to a amend the language of the subordinated capital notes documents in order to convert such financial instrument into one that qualifies as a component of capital.

Results of Operations

For three and six month periods ended June 30, 1998 compared to the same periods of 1997.

For the three months ended June 30, 1998, the Corporation had a net income of
 $286,906 ($0.01 per share), compared to a net loss of $1,851,503 ($0.08 per share) for the same period of 1997. For the six months period ended June 30, 1998, the Corporation had a net loss of $471,149 ($0.02 per share) compared to a net loss of $1,985,642 ($0.09 per share)or the same period of 1997.

Revenues increased by $405,506 for the three months and decreased by $461,382 for the six months. The decrease in revenues was due primarily to lower than anticipated production and sales during the first quarter attributable to the capital shortage, discussed earlier, experienced during that quarter on account of the 1997 year-end losses.

During the six months period ended in June 30, 1998, the Corporation experienced a reduction of $424,936 in its selling, general and administrative expenses, compared to the same period in 1997. This is equivalent to a reduction of
1.8 percent in the ratio of selling, general and administrative expenses to trade net sales for the six months period ended in June 30, 1998 vis a vis the same ratio for the equivalent period in 1997.

For the three months period ended June 30, 1998, selling, general, and administrative expenses were reduced by $279,977 when compared to the same 1997 three months period. This is equivalent to a reduction of 3.13 percent in the ratio of selling, general and administrative expenses to trade net sales for the two quarterly periods being compared.

A downward trend similar to the one reported above in the ratio of selling, general and administrative expenses to trade net sales was observed in the ratio of cost of goods sold to trade net sales during the periods under comparison.

For the six months period ended June 30, 1998, the Corporation experienced a reduction of $2,563,508 in its cost of goods sold, compared to the same period in 1997. This is equivalent to a reduction of 11.24 per cent in the ratio of cost of goods sold to trade net sales for the two periods.

For the three months period ended June 30, 1998, cost of goods sold were $2,109,995 less than the corresponding figure for the three months period ended June 30, 1997, even though sales for the second 1998 quarter exceeded by $404,707 sales for the corresponding 1997 quarter. Consequently, there was a reduction of 23.79 percent in the ratio of cost of goods sold to trade net sales in the quarter ended June 30, 1998 vis a vis the same 1997 quarter.

Management Changes

In June 1998, Mr. Luis Riviera Siaca invested $2,000,000 in the Corporation's common stock at a price of $0.13 per share. In addition, the Hispamer Trust invested $1,000,000 on a six months note convertible to common stock at the same stated price on December 1998. That investment was urgently needed in order to satisfy an equity capital requirement imposed by Congress Credit at an earlier date as a condition to refinance the Corporations equipment and thus alleviate temporarily the Corporation's liquidity situation. If the equity capital had not been raised, Congress Credit would have called the loan and the Corporation would have faced a very difficult liquidity situation.

The Hispamer Trust gave Mr. Rivera Siaca an option to buy the $1,000,000 convertible note on December 1998. If Mr. Rivera Siaca does not exercise his option, the note will be converted to stock by the Hispamer Trust.

At the time of the aforestated investments, the following changes were made:

(1) Mr. Luis Rivera Siaca was appointed Chairman and CEO of both Coachman and the Olympic group of companies, including Lutania.
(2) Mr. Dennis Bradford was appointed Chief Financial Officer of Coachman
(3) Dr. Alejandro Asmar become President and Chief Operating Officer the Olympic group of companies and Lutania .
(4) Dr. Juan Aponte was appointed Managing Director. Dr. Aponte had been appointed as Director by the Hispamer Trust, under the terms of an agreement between Coachman and Hispamer.

It was also agreed that Mr. Rivera Siaca would appoint a member of the Board and that an additional directors would be appointed by consensus between Mr. Rivera Siaca and Francisco Carvajal, in his capacity as Chairman of the Hispamer Trust.

Subsequent Events

On September 21, 1998 Puerto Rico was devastated by hurricane Georges. The hurricane caused serious physical damages to the Olympic plants, to include equipment and inventories particularly to the Guaynabo facility. In addition, the Corporation suffered consequential damages because of the interruption in the operations resulting from the said physical damages.

The losses, management believe, that are adequately covered by insurance, except for applicable deductibles. The insurer has been processing the claims and a settlement is expected before the end of the year.

The ultimate outcome of this situation for the quarter is still uncertain, since it has affected the Corporation's capacity to deliver goods on a timely basis and, furthermore, has impacted the Corporation in a period preceding the Christmas season which, historically, has been the Corporation's best quarter.

As a result of this situation brought about by the hurricane, the corporation has accelerated its plans to vacate the Guaynabo premises to downsize its Lutania operations and to sublease part of its premises, and to better adapt its productions facilities to a new operational structure and an updated market strategy.

In addition during the first week of October the GDB issued a commitment for $3,000,000 in a permanent working capital loan to the company. Management expect to close the loan late 1998 or early 1999.

Management anticipates that the long term ultimate outcome of this situation will be the attainment of a streamlined, more efficient operation, at an earlier date than originally with the consequential benefits to the Corporation.

Management's Expectations for the Future

It is management's opinion that the changes implemented will allow the company to turnaround it financial results and return to profitability.

Although Management is committed to do it's best efforts to achieve the above, it acknowledges that the Corporation's operations are subject to market uncertainties and that there are no assurances that the expected results will be attained.




PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

Other than stated below, the Corporation is not a party to any current, pending or threatened material legal proceedings. The Corporation's subsidiary Caribbean Outfitters, Inc. is a party to a number of suits related to the closing of all Retail Operations. In the opinion of management none of these will effect the corporation.


Item 5.	Other Information

Due to changes in the Corporation's business and management, the Board of Directors decided to move the Corporation's principal Executive Offices to Puerto Rico. Effective July 1, 1998, the Corporation's principal Executive Office address is:

		Bucannan Office Center, Suite 212
		Guaynabo, Puerto Rico   00968

Mailing address is:

		P.O. Box 1669
		Guaynabo, Puerto Rico 00970

Telephone number is:

		(787)-755-1009















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
					                  Dennis D. Bradford
					                  Chief Financial Officer