Form 10-Q
period 1999-06-30
COACHMAN INC
filed 1999-10-18
CIK 816249

FORM 10-Q
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C. 20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.
    For the quarterly period ended June 30, 1999
                        OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
    For the transition period from ___________ to ____________

                     Commission file number 1-9593

                        COACHMAN INCORPORATED
         (Exact name of registrant as specified in its charter)

			    Delaware					                                    73-1244422
(State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

Buchanan Office Center, 40 Road #165, Suite 212, Guaynabo, PR 00968
		(Address of principal executive offices)					(Zip Code)

                           (787) 775-1009
        	(Registrant's telephone number, including area code)

                          	Not applicable
(Former name, former address and former fiscal year,changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ____	No __X__


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class 		                           		 	Outstanding at June 30, 1999
	Common Stock, $.01 par value	                 58,383,263 shares



COACHMAN INCORPORATED AND SUBSIDIARIES




TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	                                            3

ITEM 1.	FINANCIAL STATEMENTS	                                              3
    FS 1-A. Condensed Consolidated Balance Sheets as of Dec. 31, 1998
            and June. 30, 1999	                                            4
    FS 1-B. Condensed Consolidated balance sheet as of Dec. 31, 1998
            and June. 30, 1999	                                            5
    FS 2. Condensed Consolidated Statement of Operations Three Months
          ended June 30, 1998 and 1999.	                                   6
    FS 3. Condensed Consolidated Statement of operations Six Months
          Ended June 30, 1997 and 1998	                                    7
    FS 4. Condensed Consolidated Statements of Accumulated Deficit
          Dec. 31, 1997 and June 30, 1998	                                 8
    FS 5. Condensed Consolidated Statement of Cash Flows Six Months
          ended June. 30, 1998 and June. 30, 1999	                         9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
    1.	ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION	                   10
    2.	INVENTORIES	                                                       10
    3.	PROPERTY AND EQUIPMENT	                                            10
    4.	INTANGIBLES	                                                       11
    5.	BORROWINGS	                                                        11
    6.	COMMON AND PREFERRED STOCK	                                        14
    7.	RELATED PARTY TRANSACTIONS	                                        17

ITEM 2. MANAGEMENT DISCUSSION	                                            19

RESULTS OF OPERATIONS	                                                    19

PART II - OTHER INFORMATION	                                              21

SIGNATURES	                                                               22




PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The following financial statements, in the opinion of management, reflect all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of results of operations for such periods. Results for interim periods should not be considered indicative of results for a full year.

Index To Consolidated Financial Statements:

1. Condensed consolidated Balance Sheets as of December 31, 1998 and June 30, 1999.
2. Condensed consolidated Statements of Operations Three Months ended June 30, 1999 and June 30, 1998.
3. Condensed consolidated Statements of Operations Six Months ended June 30, 1999 and June 30, 1998.
4. Condensed consolidated Statements of Accumulated Deficit as of December 31, 1998 and June 30, 1999.
5. Condensed consolidated Statements of Cash Flows, Six Months ended June 30, 1999 and June 30, 1998.
6. Notes to Condensed Consolidated Financial Statements




FS 1-A. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DEC. 31, 1998 AND
        JUNE 30, 1999

                COACHMAN INCORPORATED AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets


Assets                                       June 30, 1999      Dec. 31, 1998

Current assets:

Cash                                          $     42,269           37,965
Accounts receivable:
  Trade, net of allowance for doubtful           8,265,330        5,441,656
    accounts of $611,000 in 1998
  Other, principally government incentives       2,196,219        1,769,952
Inventories                                     14,283,796       10,256,920
Prepaid expenses and other current assets          197,210          325,960
  Deferred Tax Asset                                57,293           57,293
                                               -----------      -----------
Total current assets                            25,042,115       17,889,116
                                               -----------      -----------

Property and equipment                          10,772,470       11,147,558
Intangibles                                      4,796,576        5,037,776
Investments in subsidiaries                         60,315           60,315
Other assets                                       816,701          945,963
                                               -----------      -----------
Total assets                                   $41,488,177       35,080,728
                                               ===========      ===========


FS 1-B. CONDENSED CONSOLIDATED BALANCE SHEET AS OF DEC. 31, 1998 AND
        JUNE 30, 1999

                COACHMAN INCORPORATED AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets

                                             June 30, 1999    Dec 31, 1998

Liabilities and Stockholders' Equity/(Deficit)

Current liabilities:
Accounts payable:
  Trade (including bank overdraft of
    $729,066 in Dec. 31, 1998 and
    $114,593 in June 30, 1999)              $ 7,533,119       5,947,512
Accrued liabilities                           2,227,859       2,093,079
Current maturities of long-term debt          5,339,621       3,029,173
Current maturities of obligations
  under capital lease                            88,738          95,926
Income tax payable                               98,490          98,490
                                            -----------      ----------
Total current liabilities                    15,287,827      11,264,180


Deferred tax liability                          254,993         254,993
Long-term debt                               20,508,297      16,524,010
Obligation under capital lease                  153,662         199,187
Minority interest in subsidiary               1,760,000       1,760,000
                                            -----------      ----------
                                             37,964,779      30,002,370
                                            -----------      ----------

Stockholders' equity/(deficit):
  Preferred stock, no par value;
  authorized 200,000 shares; issued and
  outstanding 6,541 in 1998 (plus 6,000
  unissued) and 12,901 in 1997                      125             129
  Preferred stock $1.00 par value;
  authorized share of 850 in 1998 and
  1997; none issued
  Common stock, $0.005 par value;
  authorized 50,000,000 shares in 1998
  and 1997; issued and outstanding
  35,544,71 (plus 14,455,289 unissued)
  in 1998 and 32,173,981 in 1997;               250,000         160,870
Additional paid-in capital                   24,569,667      19,744,676
Common stock and warrants committed             600,000         600,000
Accumulated deficit                         (21,896,338)    (20,341,434)
                                            -----------     -----------
Total stockholders' equity/(deficit)          3,523,398       5,078,358
                                            -----------     -----------

Total liabilities and stockholders'
equity/(deficit)                            $41,488,177      35,080,728
                                            ===========     ===========


   See accompanying notes to condensed consolidated financial statements.



FS 2. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE MONTHS ENDED
      JUNE 30, 1998 AND 1999.

                           COACHMAN INCORPORATED

               Condensed Consolidated Statements of Operations

                                                    Three Months Ended,
                                             June 30, 1999      June 30, 1998

Net sales                                     $ 6,276,910         11,503,652

Costs and expenses:
  Cost of goods sold                            5,479,770          8,561,742
  Selling, general and administrative
    expenses                                      971,301          1,895,809
                                              -----------        -----------
Total costs and expenses                        6,451,071         10,457,551
                                              -----------        -----------
Operating income/(loss)                          (174,161)         1,046,101
                                              -----------        -----------
Other income/(expense):
  Interest expense                               (657,322)          (751,625)
  Other income                                    192,229             34,007
                                              -----------        -----------
Other (expense), net                             (465,093)          (717,618)
                                              -----------        -----------
Income /(loss) before income taxes               (639,254)           328,483

Income tax expense                                  -----             41,577
                                              -----------        -----------

Net income/(loss)                             $  (639,254)           286,906
                                              ===========        ===========

Net income/(loss) applicable to
  common shares                               $  (756,105)           206,891
                                              ===========        ===========


Average outstanding common shares              58,383,263         36,357,443
                                              ===========        ===========

Basic income/(loss) per average
  outstanding common share                    $     (0.01)             (0.01)
                                              ===========        ===========


     See accompanying notes to condense consolidated financial statements.




FS 3. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS SIX MONTHS ENDED
      JUNE 30, 1998 AND 1999

                           COACHMAN INCORPORATED

             Condensed Consolidated Statements of Operations

                                                     Six Months Ended,
                                              June 30, 1999     June 30, 1998

Net sales                                      $ 9,761,661        18,612,900

Costs and expenses:
  Cost of goods sold                             8,289,040        14,712,953
  Selling, general and
    administrative expenses                      2,000,029         3,212,058
                                               -----------       -----------
Total costs and expenses                        10,289,069        17,925,011
                                               -----------       -----------
Operating income/(loss)                           (527,408)          730,862
                                               -----------       -----------
Other income/(expense):
  Interest expense                              (1,209,660)       (1,189,387)
  Other income                                     182,049            66,456
                                               -----------       -----------
Other (expense), net                            (1,027,551)       (1,122,931)
                                               -----------       -----------
Loss before income taxes                        (1,554,959)         (392,069)

Income tax expense                                   -----            79,080
                                               -----------       -----------

Net loss                                       $(1,554,904)         (471,149)
                                               ===========       ===========

Net loss applicable to common shares           $(1,778,660)         (775,704)
                                               ===========       ===========


Average outstanding common shares               58,383,263        36,357,443
                                               ===========       ===========

Basic net loss per average
   outstanding common share                    $     (0.03)            (0.02)
                                               ===========       ===========


     See accompanying notes to condense consolidated financial statements.



FS 4. CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT DEC. 31, 1998
      AND JUNE 30, 1999

                    COACHMAN INCORPORATED AND SUBSIDIARIES

           Condensed Consolidated Statement of Accumulated Deficit


                                           June 30, 1999       Dec. 31, 1998

Balance at beginning                        $(20,341,434)       (16,232,695)

  Prior period adjustment                          -----         (1,177,585)
                                            ------------        -----------
Balance at Beginning Restated                (20,341,434)       (17,410,280)

Net loss                                      (1,554,904)        (2,120,639)

Dividends on preferred stock                       -----           (810,515)
                                            ------------        -----------

Balance at end                              $(21,896,338)       (20,341,434)
                                            ============        ===========



FS 5. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS SIX MONTHS ENDED
      JUNE 30, 1998 AND JUNE 30, 1999

                            COACHMAN INCORPORATED

               Condensed Consolidated Statements of Cash Flows

                                                     Six Months Ended,
                                             June 30,1999       June 30, 1998

Cash flows from operating activities:
  Net loss                                    $(1,554,959)          (471,149)
  Provision for doubtful accounts                   -----             55,182
  Depreciation and amortization                   812,001            748,173
  Increase in accounts receivable              (3,249,941)        (7,071,932)
  Increase in inventories                      (4,027,506)          (616,759)
  Increase in prepaid expenses and
    other assets                                  128,750           (243,813)
  Liabilities                                   1,720,387         (3,338,896)
  Increase in income tax payable                    -----             24,866
  Increase in deferred income tax liability         -----             59,794
                                              -----------        -----------
Net cash used in operating activities          (6,171,268)       (10,904,534)
                                              -----------        -----------

Cash flows from investing activities:
  Payment related to acquisition, net               -----            (80,647)
  Collection of note receivable                     -----            147,761
  Collection of note receivable - affiliate         -----              -----
  Purchases of property and equipment             (66,453)          (545,986)
  Loan made to officer                              -----            (30,000)
  Proceeds from officer loan repayments             -----             27,141
                                              -----------        -----------
Net cash provided/(used in) by
  investing activities                            (66,453)          (481,731)
                                              -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock            -----          2,000,000
  Net borrowings/(principal amortization)       6,242,023          9,335,227
                                              -----------        -----------
Net cash provided by financing activities       6,242,023         11,335,227
                                              -----------        -----------

Net increase/(decrease) in cash               $     4,302            (51,038)

Cash, Beginning of period                     $    37,965             53,710
                                              -----------        -----------

Cash, End of period                           $    42,267              2,672


    See accompanying notes to condense consolidated financial statements.




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Principles and Basis of Presentation

The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on Form 10-K for the Fiscal Year ended December 31, 1998. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation. Operating results for interim periods are no results that may be expected for the fiscal year ending December 31, 1999.

2. Inventories

Inventories at June 30, 1999 and December 31, 1998 were compared as the following:

                                          June 30, 1999        Dec. 31, 1998
Finished Goods                               8,628,525            4,968,514
Work-in-Process                                139,435              330,978
Raw Materials                                6,928,179            5,496,798
                                            ----------           ----------
                                            15,696,139           16,796,290
Less provision for obsolence                  (897,124)            (540,000)
                                            ----------           ----------
Inventory, net                              14,799,015           10,562,290
                                            ==========           ==========

3. Property and Equipment

Property and equipment consists of the following:

                                          June 30, 1999        Dec. 31, 1998
Land                                           123,500              123,500
Building                                     1,483,500            1,483,500
Machinery and equipment                     10,126,966           10,060,513
Leasehold improvements                         432,475              432,475
                                           -----------          -----------
                                            12,166,441           12,099,988
Less accumulated depreciation
  and amortization                           1,393,971              952,430
                                           -----------          -----------
Property and equipment, net                 10,772,470           11,147,558
                                           ===========          ===========

On January 1998, company's management decided to take a physical inventory of the company's property and equipment to revise the useful lives and salvage value estimates of the existing depreciable assets acquired before December 31, 1997. As a result of this change in accounting estimate, depreciation expense for the six-month period was $176,790 below what it would have been if computed under the previous useful lives and salvage value estimates.

4. Intangibles

Intangibles consist of the following:

                                          June 30, 1999        Dec. 31, 1998

Right of use-waste water treatment
  plant, net of accumulated
  amortization of $910,000 in 1998
  and $770,000 in 1997                         980,000            1,120,000
Trade names, net of accumulated
  amortization of $1,858,521 in 1998
  and $1,784,446 in 1998                     1,030,405            1,104,480
Goodwill and intellectual property,
  net of accumulated amortization of
  $75,152 in 1999 and $48,227 in 1998        2,786,171            2,813,296
                                           -----------          -----------
                                             4,796,576            5,037,776
                                           ===========          ===========

5. Borrowings

The following debts were outstanding:

                                          June 30, 1999         Dec. 31 1998

Related parties:

Unsecured term loans payable to a
  stockholder director and a
  relative, due on December 5, 1999,
  with interest at 10%.  These loans
  are convertible, at the option of
  the creditors, into shares of
  stock of Coachman at a rate of
  $0.20 per share                            1,000,000            1,000,000

6% to 9% unsecured loan payable to
  various affiliates, $97,350 due on
  January 1, 1999; others on demand            137,050              137,050

Promissory note due to Corporacion
  Inmobiliaria Textil (Cintex) due
  and payable on December 21, 2000,
  bearing interest at 7%, due quarterly
  (four quarters' interest were in
  arrears in 1998) (two in 1997)             1,000,000            1,000,000

Promissory note to Fideicomiso Hispamer
  due on December 21, 2000, interest at
  7%, due quarterly (four quarters'
  interest were in arrears in 1998)
  (two in 1997)                                465,000              465,000

Promissory note to Fideicomiso Hispamer
  due and payable on December 21, 2000,
  interest at 7%, due quarterly (six
  quarters' interest were in arrears in
  1998) (four in 1998)                         320,385              320,385

10.5% unsecured note to a related party        126,706              126,706

10% unsecured note to a stockholder
  director                                     500,000               ------

Unsecured note to a related party,
  bearing interest at an annual rate
  of 6% due in monthly installments
  of $2738.00                                   90,000               90,000

Unsecured note payable in monthly
  installments of $10,000 commencing
  of July 1, 1998 plus interest at 1.5%
  over prime due in September 1999             130,000              130,000

Unrelated parties:

Revolving loans due to Congress Credit
  Corporation (Congress) pursuant to a
  loan and security agreement (see
  terms below) due in 2001                  14,055,253           10,476,480

Unsecured note payable in three equal
  quarterly installments, beginning in
  January 1, 1998, with interest at
  prime plus 1 1/2%                            200,000              200,000

Term loan due to Congress,
  collateralized by a chattel mortgage
  over the Olympic Group's property due
  in monthly installments of approximately
  $56,000 through June 2001                  1,569,334            1,902,667

6% unsecured note payable to a company,
  due in monthly installments of
  approximately $6,500, including
  interest, with the final installment
  due in June 1995.                              -----               75,000

Non-interest bearing unsecured note
  payable to The CIT Group/Commercial
  Services, Inc., due in installments
  ($131,714 on February 13, 1998, and
  $1,900,000 in twelve monthly installments
  commencing in December 1997)                 256,668              256,668

11.5% note payable to a bank from
  Caribbean Outfitters, Inc., due in
  monthly installments, including
  interest, with the final installment
  due in January 1997.  The note is
  unsecured and is guaranteed by a
  stockholder board member.                      9,079                9,079

13% unsecured note payable to an
  unrelated party with interest and
  principal due January 1998, as amended.
  The note contains provisions permitting
  settlement through the issuance of
  Coachman common stock assuming a
  conversion rate of approximately
  $.15 per share                                30,000               30,000

Loans payable to a bank in 34 fixed
  payments of $22,168 and a final payment
  of the remaining unpaid balance due on
  February 5, 2001 bearing interest at
  prime rate plus 1 1/4%.  The loans are
  collateralized with a first mortgage
  on real estate, and the unsecured
  guarantee of OMC-Tifton and Olympic.       2,012,859            2,048,888

Loans payable to a bank in 34 fixed
  payments of $7600 and a final payment
  of the remaining unpaid balance due on
  February 5, 2001 bearing interest at
  prime rate plus 1 1/4%.  The loans
  are collateralized with a first mortgage
  on real estate, and the unsecured
  guarantee of OMC-Tifton and Olympic.         766,902              772,120

Unsecured note payable in four monthly
  installments beginning on April 27,
  1998 with interest at prime rate plus 2%       -----               28,750

Unsecured loan payable to a bank, due
  in monthly installments of $5,624,
  bearing interest at 10 3/4%                  202,078              224,567

Unsecured loan payable to a bank, due
  in monthly installments of $1,199
  beginning on April 15, 1998 bearing
  interest at an annual rate of 7.5%            56,605               59,823

7.35% note payable to Commercial Bank
  due on payable on July 26, 1999
  collateralized by certificate in
  deposit of a related party                   200,000              200,000

Unsecured loan payable to Governmental
  Development Bank of Puerto Rico
  payable on 60 monthly installments
  of $50,000 plus interest at an
  annual rate of 7.75%                       2,750,000                -----
                                            ----------           ----------
Total long-term debt                        25,877,918           19,553,183

 	Less current maturities                    5,339,621            3,029,173
                                            ----------           ----------
Long-term debt, excluding
  current maturities                        20,508,297           16,524,010
                                            ==========           ==========

On December 21, 1995, the Olympic Group entered into a loan and security agreement with Congress providing a maximum credit of $15,000,000. On
June 4, 1998, the loan and security agreement was amended to provide a maximum credit of $18,000,000 for a term ending on June 2001. On August 5, 1998, a permanent increase in Olympic's credit line to $20,000,000 was granted.

The agreement provides the followings financing arrangements and financial accommodations:

Congress will provide revolving loans subject to certain limitations up to a maximum amount of $17,764,000, letter of credit accommodations and a $2,236,000 term loan. The Olympic Group shall pay Congress a letter of credit fee at an annual rate of 4% over the daily outstanding balance of the letter of credit accommodations and an annual facility fee of $90,000 while the agreement is in effect. An unused line fee will be charged to the Olympic Group at a rate of one half of one (0.50%) percent per annum calculated upon the amount by which $15,500,000 exceeds the average daily principal balance of the outstanding revolving loans and letter of credit accommodations during the immediately preceding month. The agreement provides for a first chatter mortgage on most of the equipment owned by the Olympic Group and a lien upon its intangible assets, cash and investments, inventory and eligible receivables. The term loan due to Congress is collateralized by a chattel mortgage over the Olympic Group's property.

The revolving loans may be borrowed up to eighty percent (80%) of the net amount of eligible accounts receivable, as defined, plus up to fifty percent (50%) of the value of eligible inventory of raw materials and finished goods.

Interest is payable on the outstanding principal amount at a 4.25% annual interest rate over Congress's cost of borrowing Section 936 of the U.S. Internal Revenue Code funds in the commercial paper market or 2% over prime rate, whichever is less. At December 31, 1998, the Olympic Group was being charged at 9.77%.

The agreement contains various financial and non financial covenants for which the Olympic Group has complied except certain covenants for which a waiver was obtained.

6. Common and Preferred Stock

During 1998, Coachman issued 2,772,450 share of its common stock in connection with the preferred stock redemption agreement executed on May 14, 1998 between Coachman and Fideicomiso Hispamer ("Hispamer") and 598,280 shares of its common stock in connection with the asset purchase agreement of All On Embellishments, Inc. In addition, the Company has not issued a total of 15,000,000 shares of its common stock in relation to the $2,000,000 capital investment of one of the Board of Director's member and 7,500,000 shares in relation to the Hispamer Trust note of $1,000,000 issued on June 4, 1999/8, that was to be paid on December 4, 1998 with stock issuance. Also, 300,000 shares of common stock to be issued in lieu of payment of the Laredo Apparel, Inc. stock purchase agreement have not been issued. The issuance of these shares of stock will require an amendment to the Articles of Incorporation and related authorized capital, which as of December 31, 1998 amounted to 50,000,000 common shares. Accordingly the excess of 8,344,711 common shares over the authorized shares of 50,000,000 which amounts to $1,222,624 has been presented as additional paid-in capital as of December 31, 1998.

During 1996, Coachman issued to the former shareholders of the Olympic Group, 6,521 Class AA Redeemable Preferred Shares of stock with a par value of $0.01 per share, a stated value of $1,000 and the right to cumulative dividends of $1000 per annum, payable quarterly (the payment of such dividends is guaranteed by the pledge of the shares of the Olympic Group), and agreed to issue, subject to shareholders' approval, 5,000,000 of common stock and warrants to acquire 5,000,000 additional shares of common stock at $0.50 per shares. Such warrants were appraised at $0.12 per share, and expire in five years. The required shareholder's approval was obtained on March 3, 1997; however, since members of the Board of Directors and certain stockholders of Coachman owned sufficient shares of stock of Coachman at December 31, 1996, to carry an affirmative vote the committed consideration was given accounting recognition as of December 31, 1996 and June 10, 1999.

On May 14, 1998, Coachman Incorporated and Fideicomiso Hispamer ("Hispamer") entered into a preferred stock redemption agreement in which Hispamer redeemed 6,360 Class AA 10% cumulative preferred stock with a stated value of $1,000 in exchange for 2,772,450 shares of common stock of Coachman and a promissory note of $6,679,279 (including $679,279 in cumulative unpaid dividends) having a final maturity of May 14, 2004. Hispamer continues to hold 161 preferred shares after such redemption. In consideration for the covenants agreed to above, Hispamer will waive the monthly redemption premium accrued up to that date. The waiver of the 50% redemption premium accrued as of May 14, 1998, represented a reduction in the obligations of $540,000. In consideration of the redemption premium waived by Hispamer, Coachman agrees to make gifts to Hispamer Trust for at least $50,000 annually during a period of 10 years provided that in each of the said years Coachman and its subsidiaries have complied with the payment of all of its obligations, including the Bank Notes and the Hispamer Notes and Coachman's net income on a consolidated basis exceeds $1,000,000. Retroactive to May 14, 1998, the Company entered into an agreement in which the promissory note balance of $6,679,279 was converted into 6,000 unissued shares of Class AA preferred stock with the difference over the authorized preferred stock Class AA of $679,279 included as additional paid-in capital as of December 31, 1998.

At December 31, 1998, preferred stock includes 2,500 shares of Coachman's 6% Cumulative Convertible Redeemable Series A preferred stock (Series A), 659 shares of Coachman's 14% Cumulative Convertible Redeemable Series B preferred stock (Series B), 3,221 shares of Coachman's 12% Cumulative Convertible Redeemable Series C preferred stock (Series C) and 6,161 shares of Coachman's Class AA Redeemable preferred stock. Stated values are $100, $115, $115 and $1,000 for Series A, Series B, Series C and Series AA, respectively, and Series A, B and C have a liquidation preference of $100 plus accrued but unpaid dividends per share; 161 preferred shares, Series AA have a liquidation preference of $1,000 plus accrued but unpaid dividends plus a 1% cumulative monthly premium.

The holder of the Class AA preferred shares have the right to elect two directors of Coachman at least up to and until the stock is fully redeemed. Coachman and Olympic are committed to apply funds obtained from the following sources to redeem the Series AA preferred stock: (a) total proceeds, net of issuing costs, from the offering of equities of either companies, (b) receipt of any net funds as part of an equipment refinancing loan to Coachman and the Olympic Group except, that any amount required to finance new equipment or working capital for operations, may be utilized for such purpose with the consent of the holder of the Series AA, and (c) any excess availability from a secured line of credit and approved by such lender on a monthly basis.

Dividends, when, as if declared by the Board of Directors, will be at the annual rate of $6.00. $16.10, $13.80 and $100 per share for the Series A, Series B, Series C and Series AA preferred stock, respectively, payable in semiannual installments on June 30 and December 31 of each year, commencing on December 31, 1994, for the Series A preferred stock and commencing on June 39, 1994, for the Series B and Series C preferred stock, and payable quarterly for Series AA.

Any or all four of the series are redeemable, in whole or in part, at the opinion of Coachman on at least 30 days' notice, at any time and at the redemption price of $110, $115, $115 and $1,000 per share for the Series A, Series B, Series C, and Series AA preferred stock, respectively, plus accrued and unpaid dividends to the redemption date plus a 1% monthly cumulative redemption premiums in the case of the Series AA.

The Series A, Series B, and Series C preferred stock were convertible at any time prior to December 31, 1996, at the opinion of the holder, into 200, 115, and 115 shares of Coachman common stock for each share of Series A, Series B or Series C preferred stock, respectively, subject to adjustments in certain events. During 1998, no preferred stocks were converted to shares of common stock. During 1997, 70 shares of Series C were converted to 11,566 shares of common stock. During 1996, 5 shares of Series A and 3 of Series C were converted to 193,233 shares of common stock.

The Series A, Series B and Series C preferred stock will not have voting rights (except as required by law) unless unpaid dividends accumulate in an amount equal to or exceeding three six-month dividends periods, at which time the holders of Series A, Series B or Series C preferred stock will be entitled to elect 20% of the members of Coachman's Board of Directors. The voting rights (one vote per share) will continue until all dividends on Series A, Series B or Series C preferred stock are paid current. The sale and transfer of all three series of all three series of preferred stock are restricted. The right to elect 20% of the members of Coachman's Board of Directors became effective in 1996 as no dividends have been paid since issuance of the preferred stock in 1994.

The Series A preferred stock is senior to the Series B and Series C preferred stock issues. All preferred stock is senior to Coachman's common stock with respect to dividends and on liquidation or dissolution.

At December 31, 1998, cumulative unpaid dividends on Series A, Series B, Series C, and Series AA preferred stock totaled approximately $313,288. There were no Series A, Series B, and Series C redemptions during 1998, 1997 or 1996. Dividends of $18,904 in 1998 and $31,250 in 1997 were paid to a holder of Series A preferred stock. During 1996, $360,001 has been paid to the former owners of the Olympic Group in anticipation of the partial redemption of Class AA Series.

On March 3, 1998, the stockholders of Coachman approved an increase in the number of authorized common shares of stock to 50,000,000 and a decrease in par value to $0.0005 per share. The effect of this transaction was reflected retroactive to 1996 in the accompanying financial statements.

Additionally, on March 3, 1997, the stockholders of Coachman approved a reverse stock split of Coachman's common stock on a one (1) share for five
(5) share basis and to increase or maintain the Corporation's authorized common stock at 50,000,000 shares, par value $0.005, at such time as Coachman's common stock is accepted for listing on a national market.

7. Related Party Transactions

In addition to the management fees, Coachman is also reimbursed for direct administrative fee services that it provides to affiliates. General and administrative expenses from continuing operations in the accompanying consolidated statements of operations are net of allocated direct charges. Reimbursements of these expenses were approximately $386,000 for the year ended December 31, 1998.

Coachman, one of its subsidiaries (sold in December 15, 1998) and an officer of Coachman are guarantors on certain debt of CIILP, collateralized by real estate and owned by the latter. The outstanding balance of the debt amounted to approximately $2,173,302 at December 31, 1997. Coachman also holds a second mortgage on said real estate.

A stockholder guarantees the debt of the Olympic Group to Congress up to $2,500,000.

During 1995, a consulting company whose president and principal stockholder is a director of Coachman provided financial advisory services to Coachman in conjunction with the Olympic acquisition. The consulting company received a fee of $440,000 in Coachman common stock and cash, paid in 1997.

Until September 1998, Olympic leased its office and manufacturing facilities from one of Coachman's stockholders under a yearly renewable lease agreement. Total rent expense under such leases amounted to approximately $395,823 in 1998.


ITEM 2. MANAGEMENT DISCUSSION

Material Changes in Financial Condition.

June 30, 1999 Compared to December 31, 1998

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

During the period, current assets increased by $7,152,999, caused by: (1) an increase in trade receivables (net of an allowance of $303,865 for doubtful accounts of $2,823,674; (2) an increase in inventories of $4,026,876; (3) a decrease of $128,750 in prepaid expenses and other current assets; and (4) an increase of $4,304 in cash and $426,267 in government incentives.

Current liabilities increased by $4,023,647 due primarily to increases in accounts payable trade of $585,607, current maturities of long term debt of $2,310,488, accrued liabilities increased by $134,780, current obligations under capital lease decreased $7,188. The current ratio was 1.63:1 higher than the 1998 year-end ratio of 1.58:1; and the first quarter 1999 ratio of 1.53:1.

During the period, total assets increased by $6,407,449 and total liabilities increased by $7,962,409. At the end of the period assets were 1.09 times liabilities.

RESULTS OF OPERATIONS

For three and six month periods ended June 30, 1999 compared to the same periods of 1998. For the three months ended June 30, 1999, the Corporation had a net loss of $756,105 ($0.01 per share), compared to a net income of $206,891 ($0.01 per share) for the same period of 1998. For the six-month period ended June 30, 1999, the Corporation had a net loss of $1,778,660 ($0.03 per share) compared to a net loss of $471,149 ($0.02 per share) for the same period of 1998.

Revenues decreased by $5,226,742 for the three months and decreased by $8,851,239 for the six months. The decrease in revenues was due primarily to lower than anticipated production and sales during the first quarter attributable to the capital shortage experienced during that quarter on account of the 1998 year-end losses and decreased sales because Hurricane Georges, discussed later. It also was caused by the Company's continued effort to move from high volume low margin products into lower volume higher margin products.

During the six- month period ended in June 30, 1999, the Corporation experienced a reduction of $1,212,029 in its selling, general and administrative expenses, compared to the same period in 1998. For the three months period ended June 30, 1999, selling, general, and administrative expenses were reduced by $924,5-2 when compared to the same 1998 three months period. These savings were brought about by the Company's cost cutting plans which were instituted during 1998 and are now beginning to show results.

A downward trend similar to the one reported above in the ratio of selling, general and administrative expenses to trade net sales was observed in the ratio of cost of goods sold to trade net sales during the periods under comparison.

For the six-month period ended June 30, 1999, the Corporation experienced a reduction of $6,423,913 in its cost of goods sold, compared to the same period in 1998.

For the three month period ended June 30, 1999, cost of goods sold were $3,081,972 less than the corresponding figure for the three month period ended June 30, 1998.

Management expects these trends to continue as it implements its new business strategy.


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

                                     COACHMAN INCORPORATED
                                     (Registrant)




October 14, 1999	                  		By:   /s/ Dennis D. Bradford
                                					Dennis D. Bradford
                                					Chief Financial Officer