Form 10-Q
period 1998-09-30
COACHMAN INC
filed 1999-10-19
CIK 816249

FORM 10-Q
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C. 20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.
    For the quarterly period ended September 30, 1998
                        OR
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

                         Yes ____	No __X__


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class 		                           		 	Outstanding at September 30, 1998
	Common Stock, $.01 par value	                 35,544,711 shares



COACHMAN INCORPORATED AND SUBSIDIARIES




TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	                                            3

ITEM 1.	FINANCIAL STATEMENTS	                                              3
    FS 1-A. Condensed Consolidated Balance Sheets as of Dec. 31, 1997
            and September 30, 1998                                         4
    FS 1-B. Condensed Consolidated balance sheet as of Dec. 31, 1997
            and September 30, 1998	                                        5
    FS 2. Condensed Consolidated Statement of Operations Three Months
          ended September 30, 1997 and 1998                                6
    FS 3. Condensed Consolidated Statement of operations Nine Months
          Ended September, 1997 and 1998	                                  7
    FS 4. Condensed Consolidated Statements of Accumulated Deficit
          Dec. 31, 1997 and September 30, 1998	                            8
    FS 5. Condensed Consolidated Statement of Cash Flows Nine Months
          ended September 30, 1997 and September 30, 1998	                 9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
    1.	ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION	                   10
    2.	INVENTORIES	                                                       10
    3.	PROPERTY AND EQUIPMENT	                                            10
    4.	INTANGIBLES	                                                       11
    5.	BORROWINGS	                                                        11
    6.	COMMON AND PREFERRED STOCK	                                        15
    7. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT                           16
    8.	RELATED PARTY TRANSACTIONS	                                        16
    9. CONTINGENCIES                                                      17
   10. MINORITY INTEREST IN SUBSIDIARY                                    17

ITEM 2. MANAGEMENT DISCUSSION	                                            19

RESULTS OF OPERATIONS	                                                    21

OTHER INFORMATION                                                         22

MANAGEMENT'S EXPECTATIONS FOR THE FUTURE                                  23

PART II - OTHER INFORMATION	                                              23

SIGNATURES	                                                               24




PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The following financial statements, in the opinion of management, reflect all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of results of operations for such periods. Results for interim periods should not be considered indicative of results for a full year.

Index To Consolidated Financial Statements:

1. Condensed consolidated Balance Sheets as of December 31, 1997 and September 30, 1998.
2. Condensed consolidated Statements of Operations Three Months ended September 30, 1998 and September 30, 1997.
3. Condensed consolidated Statements of Operations Nine Months ended September 30, 1998 and September 30, 1997.
4. Condensed consolidated Statements of Accumulated Deficit as of December 31, 1997 and September 30, 1998.
5. Condensed consolidated Statements of Cash Flows, Nine Months ended September 30, 1998 and September 30, 1997.
6. Notes to Condensed Consolidated Financial Statements




FS 1-A. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DEC. 31, 1997 AND
        SEPTEMBER 30, 1999

                COACHMAN INCORPORATED AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets


Assets                                       Sept. 30, 1998      Dec. 31, 1997

Current assets:

Cash                                          $      6,410           53,710
Accounts receivable:
  Trade, net of allowance for doubtful           8,175,314        4,594,566
    accounts of $303,865 in 1998 and
    $248,683 in 1997
  Related parties                                   17,004           21,849
  Other, principally government incentives         660,346          886,474
Notes receivable                                                    147,761
Notes receivable from affiliates                    35,702           46,414
Inventories                                     16,752,438       12,598,053
Prepaid expenses and other current assets
  including prepaid income taxes of                368,865          132,853
  $30,920 in 1998 and 1997
                                               -----------      -----------
Total current assets                            26,016,079       18,481,680
                                               -----------      -----------

Property and equipment                          11,216,834        6,929,771
Intangibles                                      4,943,348        2,788,719
Notes receivable:
  Officer                                          145,282          115,282
  Affiliates                                       334,250          350,679
Dues from entity in process of being acquired        -----        1,423,060
Investments in subsidiaries                         60,315           60,315
Debt issue costs, net of amortization of
  $577,835 in 1998 and $444,975 in 1997            215,955          313,038
Other assets                                       122,032          191,330
                                               -----------      -----------
Total assets                                   $43,054,095       30,653,874
                                               ===========      ===========


FS 1-B. CONDENSED CONSOLIDATED BALANCE SHEET AS OF DEC. 31, 1997 AND
        SEPTEMBER 30, 1999

                COACHMAN INCORPORATED AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets

                                             Sept 30, 1998    Dec 31, 1997

Liabilities and Stockholders' Equity/(Deficit)

Current liabilities:
Accounts payable:
  Trade (including bank overdraft of
    $315,928 in 1998 and $427,329 in 1997      $ 5,235,970       6,986,501
  Related parties                                   60,104          31,272
Accrued liabilities                              2,939,402       1,759,340
Current maturities of long-term debt             7,010,065      12,833,077
Current maturities of obligations
  under capital lease                               66,340           -----
Income tax payable                                 118,093           8,225
                                               -----------      ----------
Total current liabilities                       15,442,728      21,711,642

Deferred tax liability                             589,585         483,868
Long-term debt                                  20,140,349       2,785,385
Obligation under capital lease                     179,552           -----
Minority interest in subsidiary                  1,760,000       1,760,000
                                               -----------      ----------
                                                38,112,214      26,740,895
                                               -----------      ----------

Stockholders' equity/(deficit):
  Preferred stock, no par value;                        65             129
  Equity notes received in exchange for
    6,360 redeemed Class AA Preferred
    stock (note 6)                               6,679,290               0
  Common stock, $0.005 par value;
    authorized 50,000,000 shares in 1998
    and 32,173,939 in 1997 (15,000,000
    additional shares are committed to be
    issued in 1998 pending approval by
    shareholders)                                  254,222         160,870
Additional paid-in capital                      15,456,128      19,744,676
Common stock and warrants committed                600,000         600,000
Accumulated deficit                            (18,047,824)    (16,232,695)
                                               -----------     -----------
Total stockholders' equity/(deficit)             4,941,881       3,912,979
                                               -----------     -----------

Total liabilities and stockholders'
equity/(deficit)                               $43,054,095      30,653,874
                                               ===========     ===========


   See accompanying notes to condensed consolidated financial statements.



FS 2. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE MONTHS ENDED
      SEPTEMBER 30, 1998 AND 1997.

                           COACHMAN INCORPORATED

               Condensed Consolidated Statements of Operations

                                                    Three Months Ended,
                                             Sept 30, 1998      Sept 30, 1997

Revenues:
  Trade net sales                             $ 7,449,260          8,786,925
  Other                                            86,136             44,330
                                              -----------        -----------
Total revenues                                  7,535,396          8,831,255

Costs and expenses:
  Cost of goods sold                            5,953,023          9,054,000
  Selling, general and administrative
    expenses                                    1,593,468          1,729,626
                                              -----------        -----------
Total costs and expenses                        7,492,491         10,783,626
                                              -----------        -----------
Operating income/(loss)                            42,905         (1,952,371)
                                              -----------        -----------
Other income/(expense):
  Interest income                                   -----              7,636
  Interest expense                               (663,615)          (179,296)
  Other income                                      -----            453,514
  Gain on sale of assets                            -----              5,290
                                              -----------        -----------
Other (expense), net                             (663,615)           287,144
                                              -----------        -----------
Income /(loss) before income taxes               (620,710)        (1,665,227)

Income tax expense                                  -----              -----
                                              -----------        -----------

Net income/(loss)                             $  (620,710)        (1,665,227)
                                              ===========        ===========

Net income/(loss) applicable to
  common shares                               $  (693,087)        (1,665,227)
                                              ===========        ===========


Average outstanding common shares              38,698,857         22,688,333
                                              ===========        ===========

Basic income/(loss) per average
  outstanding common share                    $     (0.02)             (0.07)
                                              ===========        ===========


     See accompanying notes to condense consolidated financial statements.




FS 3. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS NINE MONTHS ENDED
      SEPTEBMER 30, 1998 AND 1997

                           COACHMAN INCORPORATED

             Condensed Consolidated Statements of Operations

                                                     Nine Months Ended,
                                              Sept 30, 1998     Sept 30, 1997

Revenues:
  Trade net sales                              $26,062,160        27,864,090
  Other                                            129,110            84,420
                                               -----------       -----------
Total revenues                                  26,191,270        27,948,510

Costs and expenses:
  Cost of goods sold                            20,665,976        26,226,263
  Selling, general and
    administrative expenses                      4,571,526         5,366,620
                                               -----------       -----------
Total costs and expenses                        25,417,502        31,592,883
                                               -----------       -----------
Operating income/(loss)                            773,768        (3,644,373)
                                               -----------       -----------
Other income/(expense):
  Interest income                                   22,949            25,140
  Interest expense                              (1,853,002)         (892,031)
  Other income                                      43,507           858,259
  Gain on sale of assets                             -----            61,936
                                               -----------       -----------
Other (expense), net                            (1,786,546)           53,304
                                               -----------       -----------
Loss before income taxes                        (1,012,779)       (3,591,069)

Income tax expense                                  79,080            79,527
                                               -----------       -----------

Net loss                                       $(1,091,859)       (3,670,596)
                                               ===========       ===========

Net loss applicable to common shares           $(1,468,791)       (3,670,596)
                                               ===========       ===========


Average outstanding common shares               41,040,271        22,688,333
                                               ===========       ===========

Basic net loss per average
   outstanding common share                    $     (0.04)            (0.16)
                                               ===========       ===========


     See accompanying notes to condense consolidated financial statements.



FS 4. CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT DEC. 31, 1997
      AND SEPTEMBER 30, 1998

                    COACHMAN INCORPORATED AND SUBSIDIARIES

           Condensed Consolidated Statement of Accumulated Deficit


                                           Sept 30, 1998       Dec. 31, 1997

Balance at beginning                        $(16,232,695)        (7,539,771)

Net loss                                      (1,091,859)        (8,517,647)

Dividends on preferred stock                    (723,270)          (175,277)
                                            ------------        -----------

Balance at end                              $(18,047,824)       (16,232,695)
                                            ============        ===========



FS 5. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS NINE MONTHS ENDED
      SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                            COACHMAN INCORPORATED

               Condensed Consolidated Statements of Cash Flows

                                                     Nine Months Ended,
                                             Sept 30, 1998      Sept 30, 1997

Cash flows from operating activities:
  Net loss                                    $(1,091,858)        (3,670,596)
  Provision for doubtful accounts                  55,182              -----
  Depreciation and amortization                 1,212,980          1,467,321
  Increase in accounts receivable              (3,336,965)           605,785
  Increase in inventories                      (4,076,396)          (623,043)
  Increase in prepaid expenses and
    other assets                                 (164,664)        (1,779,505)
  Increase/(decrease) in accounts payable
    and accrued liabilities                    (2,333,706)         4,364,441
  Increase in income tax payable                   24,866              -----
  Increase in deferred income tax liability       110,246              -----
                                              -----------        -----------
Net cash used in operating activities          (9,600,315)           299,580
                                              -----------        -----------

Cash flows from investing activities:
  Payment related to acquisition, net             (80,647)             -----
  Collection of note receivable                   147,761              -----
  Collection of note receivable - affiliate         -----            235,511
  Purchases of property and equipment          (1,031,718)             -----
  Sale of marketable equity security                                 116,398
  Loan made to officer                            (30,000)             -----
  Proceeds from officer loan repayments            27,141              -----
                                              -----------        -----------
Net cash provided/(used in) by
  investing activities                           (967,463)           351,909
                                              -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock        2,000,000              -----
  Net borrowings/(principal amortization)       8,520,479           (651,677)
                                              -----------        -----------
Net cash provided by financing activities      10,520,479           (651,677)
                                              -----------        -----------

Net increase/(decrease) in cash               $   (47,299)              (188)

Cash, Beginning of period                     $    53,709              5,541
                                              -----------        -----------

Cash, End of period                           $     6,410              5,353


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

2. Inventories

Inventories consist of the following:

On September 21, 1998, the island was struck by a hurricane, which significantly affected the operations. Inventories were estimated by the gross profit method at approximately 80% cost of goods sold to net sales which was the ratio for the six-month period ended on June 30, 1998. A claim to cover inventory damages and business interruptions estimtaed in approximately eight million dollars was made to the insurance company.

3. Property and Equipment

Property and equipment consists of the following:

                                          Sept 30, 1998        Dec. 31, 1997
Land                                           123,500                -----
Building                                     1,483,500                -----
Machinery and equipment                      9,767,343            8,541,991
Leasehold improvements                         362,746              428,252
                                           -----------          -----------
                                            11,737,089            8,970,243
Less accumulated depreciation
  and amortization                             520,255              428,252
                                           -----------          -----------
Property and equipment, net                 11,216,834            6,929,771
                                           ===========          ===========

On January 1998, company's management decided to take a physical inventory of the company's property and equipment to revise the useful lives and salvage value estimates of the existing depreciable assets acquired before December 31, 1997. As a result of this change in accounting estimate, depreciation expense for the nine-month period was $265,185 below what it would have been if computed under the previous useful lives and salvage value estimates.

4. Intangibles

Intangibles consist of the following:

                                          Sept 30, 1998        Dec. 31, 1997

Right of use-waste water treatment
  plant, net of accumulated
  amortization of $770,000 in 1998
  and $560,000 in 1997                       1,190,000            1,400,000
Trade names, net of accumulated
  amortization of $1,784,446 in 1998
  and $1,710,370 in 1997                     1,178,554            1,252,630
Goodwill and intellectual property,
  net of accumulated amortization of
  $48,227 in 1998 and $172,495 in 1997       2,574,794              136,089
                                           -----------          -----------
                                             4,943,348            2,788,719
                                           ===========          ===========

5. Borrowings

The following debts were outstanding:

                                          Sept 30, 1998         Dec. 31 1997

Related parties:

Unsecured term loans payable to a
  stockholder director and a
  relative, due on December 5, 1999,
  with interest at 10%.  These loans
  are convertible, at the option of
  the creditors, into shares of
  stock of Coachman at a rate of
  $0.20 per share                            1,000,000            1,000,000

6% to 9% unsecured loan payable to
  various affiliates, $97,350 due on
  January 1, 1999; others on demand            173,050              135,050

Promissory note due to Corporacion
  Inmobiliaria Textil (Cintex) due
  and payable on December 21, 2000,
  bearing interest at 7%, due quarterly
  (four quarters' interest were in
  arrears in 1998) (two in 1997)             1,000,000            1,000,000

Promissory note to Fideicomiso Hispamer
  due on December 21, 2000, interest at
  7%, due quarterly (four quarters'
  interest were in arrears in 1998)
  (two in 1997)                                465,000              465,000

Promissory note to Fideicomiso Hispamer
  due and payable on December 21, 2000,
  interest at 7%, due quarterly (six
  quarters' interest were in arrears in
  1998) (four in 1998)                         320,385              320,385

Note payable to Fideicomiso Hispamer due
  on November 29, 1998, bearing interest
  at 12% due monthly.  The note is
  convertible into shares of common
  stock of Coachman at a rate of $0.13
  per share                                  1,000,000            1,000,000
                                            ----------           ----------

Borrowings due to related parties            3,958,435            3,920,435

Unrelated parties:

Term loan due on March 1, 1998,
  guaranteed by Olympic Mills
  Corporation.  The proceeds of this
  loan were lent by Coachman to
  Tifton Mills, Inc.                             -----              302,129

Revolving loans due to Congress Credit
  Corporation (Congress) pursuant to a
  loan and security agreement (see
  terms below) due in 2001                  15,357,065            9,291,757

Unsecured note payable in three equal
  quarterly installments, beginning in
  January 1, 1998, with interest at
  prime plus 1 1/2%                            200,000              200,000

Term loan due to Congress,
  collateralized by a chattel mortgage
  over the Olympic Group's property due
  in monthly installments                    2,219,333              816,680

6% unsecured note payable to a company,
  due in monthly installments of
  approximately $6,500, including
  interest, with the final installment
  due in June 1995.                             75,000               75,000

Non-interest bearing unsecured note
  payable to The CIT Group/Commercial
  Services, Inc., due in installments
  ($131,714 on February 13, 1998, and
  $1,900,000 in twelve monthly installments
  commencing in December 1997)               1,397,639            1,873,382

11.5% note payable to a bank from
  Caribbean Outfitters, Inc., due in
  monthly installments, including
  interest, with the final installment
  due in January 1997.  The note is
  unsecured and is guaranteed by a
  stockholder board member.                      9,079                9,079

13% unsecured note payable to an
  unrelated party with interest and
  principal due January 1998, as amended.
  The note contains provisions permitting
  settlement through the issuance of
  Coachman common stock assuming a
  conversion rate of approximately
  $.15 per share                                30,000               30,000

Loans payable to a bank in 34 fixed
  payments of $29,768 and a final payment
  of the remaining unpaid balance due on
  February 5, 2001 bearing interest at
  prime rate plus 1 1/4%.  The loans are
  collateralized with a first mortgage
  on real estate, and the unsecured
  guarantee of OMC-Tifton and Olympic.       2,815,046                -----

Unsecured note payable to an unrelated
  party, due in monthly installments of
  $10,000 commencing on July 1, 1998
  with interest at prime plus 1 1/2%.           10,000               10,000

Unsecured loan payable to a bank, due
  in monthly installments of $5,624,
  bearing interest at 10 3/4%                  229,475                -----

Unsecured loan payable to a bank, due
  in monthly installments of $1,350 and
  a final payment of the remaining
  unpaid balance on September 30, 1998.
  The loan bests interest at 10 1/4%.          116,759                -----

Loan payable to the Economic Development
  Bank for Puerto Rico (see terms on
  page 10)                                     500,000                -----

Unsecured loan payable to a bank, due
  in monthly installments of $1,199
  beginning on April 15, 1998 bearing
  interest at an annual rate of 7.5%.           57,333                -----

Unsecured loan payable to bank bearing
  interest at an annual interest rate
  of 8.55%.                                     50,000                -----

Note payable to an unrelated party in
  three monthly installments beginning
  May 23, 1998.  The note bears interest
  at prime rate plus 2%.                       161,250              162,250
                                            ----------           ----------
Borrowings due to unrelated parties         23,227,979           12,698,027
                                            ----------           ----------

Total long-term debt                        27,150,414           15,618,462

 	Less current maturities                    7,010,065           12,833,077
                                            ----------           ----------
Long-term debt, excluding
  current maturities                        20,140,349            2,785,385
                                            ==========           ==========

 The Olympic Group has a loan and security agreement with Congress Credit Corporation (Congress) providing a maximum credit of $15,000,000 (presently $18,000,000), due in 2001. The agreement provides the following financing arrangements and financial accommodations:

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

                                             Amortization as a Percentage of
Payment Dates                                       Outstanding Balance

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

6. Common and Preferred Stock

On May 14, 1998, 6,360 Class AA preferred shares of stock of Coachman with a redemption value of $1,000 per share, plus cumulative dividends and a redemption premium, were redeemed in exchange for a subordinated capital note. Amounting to $6,000,000 plus 679,290, for accumulated dividends and premium, and the issuance of 2,772,450 shares of common stock of Coachman.

7. Adoption of New Accounting Pronouncement

The Company has adopted the provisions of FASB 128 for fiscal year 1997.
Under the provisions of FASB 128 the Company is required to report earnings/ (losses) per share under the following two concepts (i) basic earnings/(losses) per share and (ii) diluted earnings/(losses) per share. Under the diluted earnings/(losses) per share method, the Company must consider in the computation of earnings/(losses) per share the effect of all dilutive common shares that were outstanding for the period, including the number of common shares that would have been issued and outstanding, if the stock options granted by the Company for the period under the plan had been exercised. Nevertheless, if the effect of considering the potential common shares results in the computation being antidilutive then the FASB required that the Company present basic earnings/(losses) per share only. The Company has reported losses for both the 1998 and 1997 interim periods, therefore it does not include the potential common shares in the computation of loss per share since this would result in an antidilutive computation of such loss per common share. Therefore, the Company's reported basic and diluted earnings/ (losses) per share is the same. Potential common shares outstanding at June 30, 1998 that could, in the future enter into the computation of diluted earnings/(losses) per share amount to 36,666,667 shares.

The Company recorded a current income tax expense of $19,283 and a deferred income tax expense of $59,797 for the six months period ended September 30, 1998. The current income tax expense for the nine months period ended September 30, 1997 amounted to $59,800.

8. Related Party Transactions

The following are transactions between the Company and subsidiaries, and other related parties, for the nine-month periods ended September 30, 1998 and 1997.

a. Coachman, one of its subsidiaries, and an officer are guarantors on certain debt of Coachman Inns Income Limited Partnership which is collateralized by real estate. The outstanding balance of the debt amounted to approximately
$ 2,173,302 at September 30, 1998. Coachman also holds a second mortgage on the real estate.

b. Olympic leases its office and manufacturing facilities from one of Coachman's stockholders under a yearly renewable lease agreement. Total rent expense under such lease amounted to approximately $507,240, for each of the nine months periods ended September 30, 1998 and 1997, respectively.

9. Contingencies

During 1996 and 1995, Coachman leased retail facilities under operating leases with varying expiration dates. Coachman discontinued its retail sales segment in 1995. All of the retail stores were closed in 1995 and 1996.
Some of the lease expiration dates were subsequent to the dates of the store closings. As such, Coachman or its subsidiaries may be liable for future accelerated rent. Coachman has accrued approximately $79,150 for current and past due rent at September 30, 1998. No amounts have been recorded for future accelerated rent.

Coachman is a defendant in a lawsuit filed by the landlord of a closed store for nonpayment of rents. The suit asks for past due rent of approximately $56,000 and accelerated rents of approximately $351,000, plus attorney fees and costs. Coachman believes the claim is without merit and intends to vigorously defend its position. Coachman has accrued approximately $34,000 related to this claim.

Coachman has liabilities recorded related to the discontinued retail sales segment. These liabilities include accounts payable, accrued liabilities, notes payable and long-term debt.

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

10. Minority Interest in Subsidiary

During 1997 and 1996, Olympic issued 2,000 and 68,400 shares, respectively, of 10% cumulative convertible preferred stock for $1,760,000 through a private placement. These shares were offered at $25 per share and pay quarterly dividends at a fixed annual rate of $2.50 per share beginning December 31, 1996 which are cumulative from the date of issue ($132,000 and $88,000 were accrued at Sept. 30, 1998 and 1997, respectively). The preferred shares have a liquidation preference of $25 per share plus accrued and unpaid dividends. The preferred shares are convertible at the option of the holder at any time after the first nine months into share of common stock of Coachman, at a conversion ratio based upon 80% of the average price of Coachman, common stock for the twenty trading days prior to such conversion for each share of preferred stock valued at $25 per share, unless earlier redeemed. The preferred share may be redeemed by Olympic at the following rates:

                                              Amount per Share
              	After one year	                     $ 27.50
              	After two years                      	26.25
              	After three years	                    25.50
              	After four years	                     25.00
              	After five years                     	25.00


ITEM 2. MANAGEMENT DISCUSSION

Material Changes in Financial Condition.
September 30, 1998 Compared to December 31, 1997

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

During the period, current assets increased by $7,534,399, caused by: (1) an increase in trade receivables (net of an allowance of $303,865 for doubtful accounts of $3,580,748; (2) an increase in inventories of $4,154,385; (3) an increase of $236,012 in prepaid expenses and other current assets; and (4) a decrease of $48,300 in cash, $226,128 in government incentives, $147,761 in notes receivable from related parties and $10,712 in notes receivable from affiliates.

Current liabilities decreased by $6,298,914 due primarily to decreases in accounts payable trade of $1,750,531, current maturities of long term debt of $5,823,012, accrued liabilities increased by $1,180,062, accounts payable to related parties increased by $28,832, tax liabilities increased $24,866, current obligations under capital lease increased $66,340. The current ratio was 1.68:1 higher than the 1997 year-end ratio of 0.85; and approaching the company's goal of 2:1.

During the period, total assets increased by $12,730,037 and total liabilities increased by $11,371,319. At the end of the period assets were 1.43 times liabilities.

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

RESULTS OF OPERATIONS

For three and nine month periods ended Sept. 30, 1998 compared to the same periods of 1997. For the three months ended Sept. 30, 1998, the Corporation had a net loss of $693,087 ($0.02 per share), compared to a net loss of $1,665,227 ($0.07 per share) for the same period of 1997. For the nine month period ended Sept. 30, 1998, the Corporation had a net loss of $1,091,859 ($0.04 per share) compared to a net loss of $3,670,596 ($0.16 per share) for the same period of 1997.

Revenues decreased by $1,295,859 for the three months and decreased by $1,029,240 for the nine months. The decrease in revenues was due primarily to lower than anticipated production and sales during the first quarter attributable to the capital shortage experienced during that quarter on account of the 1997 year-end losses and decreased sales because Hurricane Georges, discussed later.

During the nine month period ended in Sept. 30, 1998, the Corporation experienced a reduction of $795,092 in its selling, general and administrative expenses, compared to the same period in 1997. For the three months period ended Sept. 30, 1998, selling, general, and administrative expenses were reduced by $170,158 when compared to the same 1997 three months period.

A downward trend similar to the one reported above in the ratio of selling, general and administrative expenses to trade net sales was observed in the ratio of cost of goods sold to trade net sales during the periods under comparison.

For the nine month period ended Sept. 30, 1998, the Corporation experienced a reduction of $5,562,287 in its cost of goods sold, compared to the same period in 1997.For the three months period ended Sept. 30, 1998, cost of goods sold were $3,100,977 less than the corresponding figure for the three months period ended Sept. 30, 1997. Some estimates in inventory were used because of the lack of a physical inventory at quarter end due to Hurricane Georges.

OTHER INFORMATION

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

In addition during the first week of October the GDB issued a commitment for $3,000,000 in a permanent working capital loan to the company. Management expects to close the loan late 1998 or early 1999.

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

Due to Hurricane Georges, many of the Corporations records were destroyed or damaged. Management has used its best efforts in accurately recruiting them. Although no significant changes in these financial statements are expected, some year end adjustments may be necessary.






                                  SIGNATURES
                                  FORM 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COACHMAN INCORPORATED
                                      (Registrant)



October 15, 1999		                    By:   /s/ Dennis D. Bradford
                                 					Dennis D. Bradford
                                 					Chief Financial Officer