Form 10-Q
period 1999-03-31
COACHMAN INC
filed 1999-10-19
CIK 816249

FORM 10-Q
                     	SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C. 20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.
    For the quarterly period ended March 31, 1999
                        OR
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

                         Yes ____	No __X__


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class 		                           		 	Outstanding at June 30, 1999
	Common Stock, $.01 par value	                 58,383,263 shares



COACHMAN INCORPORATED AND SUBSIDIARIES




TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	                                            3

ITEM 1.	FINANCIAL STATEMENTS	                                              3
    FS 1-A. Condensed Consolidated Balance Sheets as of Dec. 31, 1998
            and March 31, 1999	                                            4
    FS 1-B. Condensed Consolidated balance sheet as of Dec. 31, 1998
            and March 31, 1999	                                            5
    FS 2. Condensed Consolidated Statement of Operations Three Months
          ended March 31, 1998 and 1999.	                                  6
    FS 3. Condensed Consolidated Statements of Accumulated Deficit
          Dec. 31, 1897 and March 31, 1998	                                7
    FS 5. Condensed Consolidated Statement of Cash Flows Three Months
          ended March 31, 1998 and March 31, 1999	                         8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	10
    1.	ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION	                    9
    2.	INVENTORIES	                                                        9
    3.	PROPERTY AND EQUIPMENT	                                             9
    4.	INTANGIBLES	                                                       10
    5.	BORROWINGS	                                                        10
    6.	COMMON AND PREFERRED STOCK	                                        13
    7.	RELATED PARTY TRANSACTIONS	                                        16

ITEM 2. MANAGEMENT DISCUSSION	                                            18

RESULTS OF OPERATIONS	                                                    18

MANAGEMENTS EXPECTATIONS FOR THE FUTURE                                   20

PART II - OTHER INFORMATION	                                              20

SIGNATURES	                                                               21




PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The following financial statements, in the opinion of management, reflect all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of results of operations for such periods. Results for interim periods should not be considered indicative of results for a full year.

Index To Consolidated Financial Statements:

1. Condensed consolidated Balance Sheets as of December 31, 1998 and March 31, 1999.
2. Condensed consolidated Statements of Operations Three Months ended March 31, 1999 and March 31, 1998.
3. Condensed consolidated Statements of Accumulated Deficit as of December 31, 1998 and March 31, 1999.
4. Condensed consolidated Statements of Cash Flows, Six Months ended June 30, 1999 and June 30, 1998.
5. Notes to Condensed Consolidated Financial Statements




FS 1-A. CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DEC. 31, 1998 AND
        MARCH 31, 1999

                COACHMAN INCORPORATED AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets


Assets                                      March 31, 1999      Dec. 31, 1998

Current assets:

Cash                                          $     42,267           37,965
Accounts receivable:
  Trade, net of allowance for doubtful           5,125,424        5,441,656
    accounts of $303,865 and $611,000
    in 1998
  Other, principally government incentives       2,528,685        1,769,952
Inventories                                     13,932,217       10,256,920
Prepaid expenses and other current assets          321,367          325,960
  Deferred Tax Asset                                57,293           57,293
                                               -----------      -----------
Total current assets                            22,017,253       17,889,116
                                               -----------      -----------

Property and equipment                          10,947,570       11,147,558
Intangibles                                      4,917,176        5,037,776
Investments in subsidiaries                         60,315           60,315
Other assets                                       877,860          945,963
                                               -----------      -----------
Total assets                                   $38,820,174       35,080,728
                                               ===========      ===========


FS 1-B. CONDENSED CONSOLIDATED BALANCE SHEET AS OF DEC. 31, 1998 AND
        MARCH 31, 1999

                COACHMAN INCORPORATED AND SUBSIDIARIES

                Condensed Consolidated Balance Sheets

                                             March 31, 1999     Dec 31, 1998

Liabilities and Stockholders' Equity/(Deficit)

Current liabilities:
Accounts payable:
  Trade (including bank overdraft of
    $820,227 in 1999 and $729,066
    in 1998))                                 $ 6,296,864       5,947,512
Accrued liabilities                             2,613,197       2,093,079
Current maturities of long-term debt            5,394,621       3,029,173
Current maturities of obligations
  under capital lease                              88,738          95,926
Income tax payable                                 98,490          98,490
                                              -----------      ----------
Total current liabilities                      14,491,910      11,264,180


Deferred tax liability                            254,993         254,993
Long-term debt                                 17,981,480      16,524,010
Obligation under capital lease                    169,138         199,187
Minority interest in subsidiary                 1,760,000       1,760,000
                                              -----------      ----------
                                               34,657,521      30,002,370
                                              -----------      ----------

Stockholders' equity/(deficit):
  Preferred stock, no par value;
  authorized 200,000 shares; issued and
  outstanding 6,541 in 1998 (plus 6,000
  unissued) and 12,901 in 1997                        125             129
  Preferred stock $1.00 par value;
  authorized share of 850 in 1998 and
  1997; none issued
  Common stock, $0.005 par value;
  authorized 50,000,000 shares in 1998
  and 1997; issued and outstanding
  35,544,71 (plus 14,455,289 unissued)
  in 1998 and 32,173,981 in 1997;                 250,000         160,870
Additional paid-in capital                     24,569,667      19,744,676
Common stock and warrants committed               600,000         600,000
Accumulated deficit                           (21,257,139)    (20,341,434)
                                              -----------     -----------
Total stockholders' equity/(deficit)            4,162,653       5,078,358
                                              -----------     -----------

Total liabilities and stockholders'
equity/(deficit)                              $38,820,174      35,080,728
                                              ===========     ===========


   See accompanying notes to condensed consolidated financial statements.



FS 2. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS THREE MONTHS ENDED
      MARCH 31, 1998 AND 1999.

                           COACHMAN INCORPORATED

               Condensed Consolidated Statements of Operations

                                                    Three Months Ended,
                                            March 31, 1999     March 31, 1998

Net sales                                     $ 3,484,751          7,152,221

Costs and expenses:
  Cost of goods sold                            2,809,270          6,141,521
  Selling, general and administrative
    expenses                                    1,028,728          1,316,249
                                              -----------        -----------
Total costs and expenses                        3,837,998          7,457,770
                                              -----------        -----------
Operating income/(loss)                          (353,247)          (305,549)
                                              -----------        -----------
Other income/(expense):
  Interest expense                               (552,278)          (437,762)
  Other income                                    (10,180)            32,449
                                              -----------        -----------
Other (expense), net                             (562,458)          (405,313)
                                              -----------        -----------
Income /(loss) before income taxes               (917,705)          (710,862)

Income tax expense                                  -----             37,503
                                              -----------        -----------

Net income/(loss)                             $  (917,705)          (748,365)
                                              ===========        ===========

Net income/(loss) applicable to
  common shares                               $(1,022,555)          (972,905)
                                              ===========        ===========


Average outstanding common shares              58,383,263         32,892,261
                                              ===========        ===========

Basic income/(loss) per average
  outstanding common share                    $     (0.02)             (0.03)
                                              ===========        ===========


     See accompanying notes to condense consolidated financial statements.




FS 3. CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT DEC. 31, 1998
      AND MARCH 31, 1999

                    COACHMAN INCORPORATED AND SUBSIDIARIES

           Condensed Consolidated Statement of Accumulated Deficit


                                          March 31, 1999       Dec. 31, 1998

Balance at beginning                        $(20,341,434)       (16,232,695)

  Prior period adjustment                          -----         (1,177,585)
                                            ------------        -----------
Balance at Beginning Restated                (20,341,434)       (17,410,280)

Net loss                                        (915,705)        (2,120,639)

Dividends on preferred stock                       -----           (810,515)
                                            ------------        -----------

Balance at end                              $(21,257,139)       (20,341,434)
                                            ============        ===========



FS 4. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS THREE MONTHS ENDED
      MARCH 31, 1998 AND MARCH 31, 1999

                            COACHMAN INCORPORATED

               Condensed Consolidated Statements of Cash Flows

                                                    Three Months Ended,
                                            March 31, 1999     March 31, 1998

Cash flows from operating activities:
  Net loss                                    $  (915,705)          (748,365)
  Provision for doubtful accounts                   -----             36,296
  Depreciation and amortization                   406,938            333,274
  Increase in accounts receivable                (425,502)        (2,318,313)
  Increase in inventories                      (3,675,927)        (1,911,277)
  Increase in prepaid expenses and
    other assets                                    7,558             26,185
  Liabilities                                     869,470            408,949
  Increase in income tax payable                    -----              5,583
  Increase in deferred income tax liability         -----             31,166
                                              -----------        -----------
Net cash used in operating activities          (3,760,168)        (4,136,502)
                                              -----------        -----------

Cash flows from investing activities:
  Payment related to acquisition, net               -----            (80,647)
  Collection of note receivable                     -----            100,000
  Collection of note receivable - affiliate         -----             11,688
  Purchases of property and equipment             (21,212)          (202,967)
  Loan made to officer                              -----            (20,000)
                                              -----------        -----------
Net cash provided/(used in) by
  investing activities                            (21,212)          (191,926)
                                              -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock            -----              -----
  Net borrowings/(principal amortization)       3,785,682          4,277,391
                                              -----------        -----------
Net cash provided by financing activities       3,785,682          4,277,391
                                              -----------        -----------

Net increase/(decrease) in cash               $     4,302            (51,038)

Cash, Beginning of period                     $    37,965             53,710
                                              -----------        -----------

Cash, End of period                           $    42,267              2,672
                                              ===========        ===========

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

2. Inventories

Inventories at March 31, 1999 and December 31, 1998 were compared as the following:

                                          March 31, 1999        Dec. 31, 1998
Finished Goods                               7,249,584            4,968,514
Work-in-Process                                442,868              330,978
Raw Materials                                7,512,697            5,496,798
                                            ----------           ----------
                                            15,205,149           16,796,290
Less provision for obsolence                  (757,714)            (540,000)
                                            ----------           ----------
Inventory, net                              14,447,435           10,562,290
                                            ==========           ==========

3. Property and Equipment

Property and equipment consists of the following:

                                         March 31, 1999        Dec. 31, 1998
Land                                           123,500              123,500
Building                                     1,483,500            1,483,500
Machinery and equipment                     10,081,725           10,060,513
Leasehold improvements                         432,475              432,475
                                           -----------          -----------
                                            12,121,200           12,099,988
Less accumulated depreciation
  and amortization                           1,173,630              952,430
                                           -----------          -----------
Property and equipment, net                 10,947,570           11,147,558
                                           ===========          ===========

On January 1998, company's management decided to take a physical inventory of the company's property and equipment to revise the useful lives and salvage value estimates of the existing depreciable assets acquired before December 31, 1997. As a result of this change in accounting estimate, depreciation expense for the three-month period was $88,395 below what it would have been if computed under the previous useful lives and salvage value estimates.

4. Intangibles

Intangibles consist of the following:

                                          March 31, 1999       Dec. 31, 1998

Right of use-waste water treatment
  plant, net of accumulated
  amortization of $980,000 in 1999
  and $910,000 in 1998                       1,050,000            1,120,000
Trade names, net of accumulated
  amortization of $1,895,558 in 1999
  and $1,858,521 in 1998                     1,067,443            1,104,480
Goodwill and intellectual property,
  net of accumulated amortization of
  $88,715 in 1999 and $75,152 in 1998        2,799,733            2,813,296
                                           -----------          -----------
                                             4,796,576            5,037,776
                                           ===========          ===========

5. Borrowings

The following debts were outstanding:

                                          March 31, 1999        Dec. 31 1998

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

Unrelated parties:

Revolving loans due to Congress Credit
  Corporation (Congress) pursuant to a
  loan and security agreement (see
  terms below) due in 2001                  11,082,396           10,476,480

Unsecured note payable in three equal
  quarterly installments, beginning in
  January 1, 1998, with interest at
  prime plus 1 1/2%                            200,000              200,000

Term loan due to Congress,
  collateralized by a chattel mortgage
  over the Olympic Group's property due
  in monthly installments of approximately
  $56,000 through June 2001                  1,736,001            1,902,667

6% unsecured note payable to a company,
  due in monthly installments of
  approximately $6,500, including
  interest, with the final installment
  due in June 1995.                             25,000               75,000

Non-interest bearing unsecured note
  payable to The CIT Group/Commercial
  Services, Inc., due in installments
  ($131,714 on February 13, 1998, and
  $1,900,000 in twelve monthly installments
  commencing in December 1997)                 256,668              256,668

11.5% note payable to a bank from
  Caribbean Outfitters, Inc., due in
  monthly installments, including
  interest, with the final installment
  due in January 1997.  The note is
  unsecured and is guaranteed by a
  stockholder board member.                      9,079                9,079

13% unsecured note payable to an
  unrelated party with interest and
  principal due January 1998, as amended.
  The note contains provisions permitting
  settlement through the issuance of
  Coachman common stock assuming a
  conversion rate of approximately
  $.15 per share                                30,000               30,000

Loans payable to a bank in 34 fixed
  payments of $22,168 and a final payment
  of the remaining unpaid balance due on
  February 5, 2001 bearing interest at
  prime rate plus 1 1/4%.  The loans are
  collateralized with a first mortgage
  on real estate, and the unsecured
  guarantee of OMC-Tifton and Olympic.       2,028,175            2,048,888

Loans payable to a bank in 34 fixed
  payments of $7600 and a final payment
  of the remaining unpaid balance due on
  February 5, 2001 bearing interest at
  prime rate plus 1 1/4%.  The loans
  are collateralized with a first mortgage
  on real estate, and the unsecured
  guarantee of OMC-Tifton and Olympic.         768,929              772,120

Unsecured note payable in four monthly
  installments beginning on April 27,
  1998 with interest at prime rate plus 2%       -----               28,750

Unsecured loan payable to a bank, due
  in monthly installments of $5,624,
  bearing interest at 10 3/4%                  213,473              224,567

Unsecured loan payable to a bank, due
  in monthly installments of $1,199
  beginning on April 15, 1998 bearing
  interest at an annual rate of 7.5%            57,239               59,823

7.35% note payable to Commercial Bank
  due on payable on July 26, 1999
  collateralized by certificate in
  deposit of a related party                   200,000              200,000

Unsecured loan payable to Governmental
  Development Bank of Puerto Rico
  payable on 60 monthly installments
  of $50,000 plus interest at an
  annual rate of 7.75%                       3,000,000                -----
                                            ----------           ----------
Total long-term debt                        23,376,101           19,553,183

 	Less current maturities                    5,394,621            3,029,173
                                            ----------           ----------
Long-term debt, excluding
  current maturities                        17,981,480           16,524,010
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

Until September 1998, Olympic leased its office and manufacturing facilities from one of Coachman's stockholders under a yearly renewable lease agreement. Total rent expense under such leases amounted to approximately $395,823, $699,000 and $852,000 for 1998, 1997 and 1996, respectively.


ITEM 2. MANAGEMENT DISCUSSION

Material Changes in Financial Condition.

March 31, 1999 Compared to December 31, 1998

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

During the period, current assets increased by $4,128,137, caused by a decrease in trade receivables (net of an allowance of $303,865 for doubtful accounts of $316,232; offset by an increase in inventories of $3,675,297 these are normal variations caused by the nature of the Company's business.

Current liabilities increased by $3,227,730 due primarily to increases in accounts payable trade of $349,352, current maturities of long term debt of $2,365,448, accrued liabilities of $520,118, current obligations under capital lease increased $7,188. The current ratio was 1.53:1 approximately equal to the 1997 year-end eartio of 1.58:1; and approaching the Company's goal of 2:1.

During the period, total assets increased by $3,739,289 and total liabilities increased by $4,655,151. At the end of the period assets were 1.12 times liabilities.

During the period the Company borrowed $500,000 from a shareholder and director on an unsecured note.

Also, during the period the Company was advanced $3,000,000 on a loan from the Government Development Bank of Puerto Rico. The 60-month loan bears an interest rate of 7.75%.


RESULTS OF OPERATIONS

For three month period ended June 30, 1999 compared to the same periods of 1998. For the three months ended June 30, 1999, the Corporation had a net loss of $1,022,555 ($0.02 per share), compared to a net loss of $972,905) ($0.03 per share) for the same period of 1998.

Revenues decreased by $3,667,650 for the period. The decrease in revenues was due primarily to lower than anticipated production and sales during the first quarter attributable to the capital shortage and the loss of inventory and economic downturn in Puerto Rico caused by Hurricane Georges. The Company is also shifting its sales and production to lower volume and higher margin goods. This attributed for the small changes in income compared to sales.

During the three month period ended in March 31, 1999, selling, general, and administrative expenses were reduced by $287,521 when compared to the same period of 1998.

A downward trend similar to the one reported above in the ratio of selling, general and administrative expenses to trade net sales was observed in the ratio of cost of goods sold to trade net sales during the periods under comparison. For the three month period ended March 31, 1999, cost of goods sold were $3,332,251 less than than the same period of 1998.

These trends are expected to continue as the Company continues to refund its product mix.


MANAGEMENT'S EXPECTATIONS FOR THE FUTURE

It is management's opinion that the changes implemented will allow the company to turnaround its financial results and return to profitability.

The Company will continue to move from low margin commodity goods into the manufactur and distribution of higher margin specialty goods. This will be done through strategic alliances and acquisitions.

Although Management is committed to do its best efforts to achieve the above, it acknowledges that the Corporation's operations are subject to market uncertainties and that there are no assurances that the expected results will be attained.


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